Form 10-K
period 1996-11-30
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1997-10-24
CIK 810269

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               __________________

                                    FORM 10-K

   [ X ]  ANNUAL REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 1996

   [   ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d)
          OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __n/a________ to ___n/a_______

                           Commission File No. 0-16008
                               __________________

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

          Ontario, Canada                                     98-0082514
     (State or other jurisdiction                         (I.R.S. Employer
   of incorporation or organization)                    Identification Number)

  5-7100 Warden Avenue, Markham, Ontario, L3R 8B5 Canada (905) 477-0252
  _____________________

Securities  registered  pursuant  to Section  12(b) of the  Exchange  Act:  None
Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, without par value; Class A Preference Shares, Series 1, without par value; Class A Preference Shares, Series 2, without par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

The aggregate market value of the Common Shares held by non-affiliates based upon closing price of US$0.001 on November 30, 1996, was approximately US$16,630, based on the average of the bid and ask per share prices.

As of November 30, 1996 there were 16,629,785 Common Shares outstanding. Documents incorporated by reference: None.

PART I

Item 1. Business.

GENERAL

The Company manufactures high quality fine art reproductions of original paintings using the Company's patented and proprietary technologies and markets them through a variety of channels and programs, including retail stores, direct marketing campaigns, art publishers, joint ventures, overseas distributors and various other sources. The Company replicates both the color and brush stroke texture of the original, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Company's reproductions on canvas are marketed using the registered trademark of
Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)"), while its reproductions on paper are marketed as Works of A.R.T.TM

The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as limited editions of works by the great masters, and have a suggested retail price of between US$399 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

The Works of A.R.T.TM product line, which retailed at significantly lower prices, was originally introduced to allow the Company to broaden its universe of customers through volume-oriented North American retailers. Sales from this product line have always been disappointing. Consequently, while the Company continues to sell Works of A.R.T.(TM) from its current inventories, it has not introduced any new product or programs in 1996, and will not likely invest in such new inventory during 1997.

The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                          Year Ended November 30
                                          ----------------------
                              1996        1995          1994         1993
                              ----        ----          ----         ----
                                         (In Canadian Dollars)
   Canada.................     41,379     170,630       278,223       419,425
   United States..........  1,668,104    1,810,427    4,417,669     3,889,444
   Overseas...............    847,067     158,214       151,420       497,674
                          ----------------------------------------------------
                            2,556,550    2,139,271    4,847,312     4,806,543
                          ----------------------------------------------------

Sales outside Canada are invoiced in United States Dollars. Thus, the Company is at risk to unfavourable changes in the exchange rates between Canadian and United States dollars.

In the second half of 1994, the Company discovered a product quality problem with a significant number of ARTAGRAPH(R) reproductions previously shipped to a major customer in the publishing business. After several months of investigation, including analyses of raw materials and production processes, the Company modified its operations in an effort to eliminate repetition of such problems in the future, and no subsequent product quality problems have since come to the Company's attention. As a consequence of this problem, and the time and resources required to resolve it, the Company's sales have not returned to the historic levels experienced prior to fiscal 1994.

During 1995, the major publishing customer who had distributed the defective Artagraph(R) reproductions agreed to accept replacement product and also placed new orders for Artagraphs(R) with the Company. By August, 1995, the Company had replaced all the returned product. Replacement of the defective reproductions created severe financial and cash flow restrictions which severely impacted all areas of the Company's business through 1996 and 1997.

LIBRARY OF TITLES AND ACQUISITIONS OF PAINTINGS

Many of the works reproduced by the Company are in the public domain. Works which are not in the public domain are reproduced pursuant to agreements with various museums or other copyright holders. The agreements range from a one time charge for reproduction rights to royalty payments of up to 10% of the wholesale unframed price of each Artagraph(R) sold. The types of agreements depend largely on each Museum's policy for reproductions and the amount of time and assistance provided to the Company by the museum's staff to reproduce the originals.

The Company manufactures reproductions of Impressionist and Post-Impressionist paintings as well as paintings by contemporary artists. The Company does not always create a replication directly from an original painting. Semi-originals are also created by a contract artist engaged to replicate the texture and brush strokes of the original artist's style.

Commencing in fiscal 1993, the Company's publishing division, under contracts with art publishers, has produced and sold replications of contemporary works of art for a fixed price which are then distributed by the publisher.

As of  November  30,  1996,  the  Company  had a library  of  approximately  172 different Artagraph(R) Edition titles, of which 100 are Impressionist or Post-Impressionist paintings and 72 are by contemporary artists, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.


MANUFACTURING PROCESS

The replication process is a two-stage process. The first stage is replication of the painting's color. The second stage, which directly involves the Company's patented process, is the reproduction of texture and brush strokes. The Company works from transparencies of the original art, preparing color separations and then printing the image on a specially designed "paper" called a litho. The Company subcontracts with third parties to produce the transparencies and printed lithos in accordance with the Company's proprietary specifications. In the second stage, the Company produces a relief mold from either the original oil painting or, in cases where the original oil painting is not available, from the semi-original of the painting.

The final stage of processing involves precise application of heat and pressure to the relief mold, the printed litho, and to a specially coated canvas to create the finished product. Currently, the Company has three sets of equipment in operation for the production of Artagraphs(R).

SALES AND MARKETING

The Company markets through direct mail, specialty retail, overseas distributors and carries out contract printing for publishers.

In September, 1995, the Company signed an Agreement with ART ATELIER ("ARTELIER") being an exclusive, world-wide marketing and sales agreement for the contract printing business in the publishing market and ATELIER is paid a commission of 25% of gross sales. ATELIER has been responsible for developing contract printing business with the Company's fine art publishing customers over 1994 and 1995, worth approximately Cdn$3,000,000 in Company gross sales. However, subsequent to 1995 the sales revenues from this source have not reached the minimum contract requirement of Cdn$2,000,000 sales revenues for the 16 months ended December 31, 1996.

HOME FURNISHINGS, MASS MERCHANDISING AND SPECIALTY RETAILERS

During fiscal 1996, the Company continued to support existing customers in these markets. The Company's ability to initiate new opportunities and to continue to develop its marketing efforts to attract new customers has been severely limited due to severe cash flow constraints experienced by the Company in fiscal 1996.

A major customer is The Museum Company, a 100-plus store chain located principally in the US that specializes in the retailing of high quality museum reproduction products. The Museum Company plans to add further stores this year. In an effort to boost sales in 1996, the Company provided new point-of-sale materials, including new catalogues, to all Museum Company stores and, to one of its flagship stores, provided video materials promoting the Artagraph(R) product.


DIRECT MARKETING

The Company has marketed its products by direct mail for more than six years. Revenues in this market were approximately Cdn$Nil in fiscal 1996, Cdn$346,000 in fiscal 1995, Cdn$340,000 in fiscal 1994, and Cdn$1,000,000 in fiscal 1993. The declines since 1993 are attributable to the reduction in marketing through American Express, because of the Company's inability to finance new programs due to its continuing liquidity problems.


OVERSEAS DISTRIBUTORS

The Company's Non-North American sales increased in fiscal 1996 by Cdn$688,853 to Cdn$847,067. Prior to this, sales had declined in recent years, from a peak of Cdn$1,985,000 in fiscal 1991 to Cdn$158,214 in fiscal 1995, in major part because of insufficient working capital to support the Company's marketing efforts. Sales in the earlier periods (through 1992) were attributable to the efforts of a Japanese distributor that is no longer marketing the Company's products. Since 1994 the Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors. One such new distributor was successful in creating significant sales into Spain's direct mail markets of Cdn$653,514 during fiscal 1996. This success was partly attributable to the discounted selling prices that this Company offered in exchange for cash sales. However, sales to this customer in 1997 are Cdn$Nil , owing to the lack of new programs and images.

During the second quarter of 1996, in conjunction with a local Chinese business partner, the Company participated in an exhibition in Beijing in the Peoples Republic of China. The Company provided 100 Artagraphs from its inventory of catalogue products. The Chinese held the exhibition at a national art museum and, arranged radio and television advertising. The event was attended by approximately 30,000 visitors, including senior representation from the Chinese National and Provincial Governments, as well as from several foreign embassies.

Subsequent to the quarter end, based on the success of the exhibition, the Company and the Chinese business partner signed an exclusive distribution agreement for the People's Republic of China.

The Chinese distribution agreement is on a best efforts basis and, like all the Company's distribution agreements, there can be no assurance of future revenues or profits from the efforts of any of these distributors.

As of September 1997, sales to China have been a very disappointing Cdn$31,000. The Chinese business partner believes that the lack of success to date is partly attributable to the undeveloped Art reproduction market in that country.

The Company's international distributors, as of August 31, 1997, 1996, include the following:

                                       Exclusive                               Min. Purchase
                                       ---------                               -------------
    Name of Distributor                Territory          Term                  Requirement
    -------------------                ---------          ----                  -----------
                                   [ New in Caps]
 Gipa Trading SPRL..............    Belgium, Austria   November 1, 1996    1000 Units to Dec 1997
                                    Germany,           to December 1997    Thereafter 1500  per year
                                    Hungary                                Target not met
                                    Poland

 Beijing Puhe Science and           Beijing            August 1996 to
 Trading Corp. .................                       December 1997       2100 Units
                                                       January 1998 to     5000 Units
                                                       December 1999
                                                                           Target not met

 A.R.T. (Sea) Pte. Ltd..........    Singapore,         Expired             Month to month
                                    Malaysia, Brunei;
                                    Indonesia,
                                    Philippines

 Museo Abierto..................    Luxembourg         September 1996 to   US$100,000
                                    Switzerland        December 1998       Target not met

                                    Spain, Portugal    November 1994 to    US$200,000
                                                       December 1998       Target met

In addition, the Company signed short-term (6 months trial period) Distribution Agreements in the following territories: Argentina, Brazil, Chile, Indonesia, and Uruguay. Also, the Company signed non-exclusive agreements (dealer only) in Bahrain, Hong Kong, Kuwait, Mexico, Oatar, Oman, Saudi Arabia, Taiwan, and Thailand. All these agreements are on a best efforts basis and, like all the Company's distributor agreements, there can be no assurance of future revenues or profits from the efforts of any of these distributors.


PUBLISHING

There are many publishers who represent contemporary artists engaged in publishing art reproductions, such as lithographs, serigraphs and posters. The Company believes that its products offer a unique alternative to these publishers to add an important new and more accurate reproduction medium to their existing product lines.

The Company produces custom pieces under fixed price contracts for art publishers and agents, with product development costs paid by the publisher. Prices charged vary depending upon the size of the product, the number of colors and the size of the edition.

Commencing in February, 1994, the Company entered into a series of ten contracts with a major art publisher to produce a total of ten (10) Artagraphs Editions(R) depicting marine wildlife. The Company completed shipment of 15,000 reproduction ("pieces") based on these 10 reproduction images. However, due to product quality problems the Company had to replace approximately 60% of these reproductions in 1995. The Company secured further orders from this publisher in fiscal 1995 totalling Cdn$1,317,200, of which Cdn$592,600 was shipped in fiscal 1996.

Also, in late fiscal 1995 the Company received an opening order from another major publisher to produce a limited edition Artagraph(R) reproduction for an original painting entitled "Opening the Sacred Bundle". The order was for approximately Cdn$95,000. The publisher informed the Company that orders from dealers for this Artagraph Edition(R) were 200% of the publisher's edition size, a very successful outcome. During fiscal 1996, the customer purchased Cdn$148,322 of products from A.R.T. and subsequent to the year end, has placed sales orders of approximately Cdn$290,000 with the Company.

In 1996, Company modified its policies for pricing and shipment to customers in the limited edition contract printing market in order to widen the potential customer base and to make the Artagraph(R) reproductions more competitive. Deposits on future contracts now cover only initial process costs, such as color printing, thereby reducing publisher customers' initial capital commitments. Under these new policies, the Company processes the product only through the final texturing phase , on an as needed basis, in order to more closely match customers' actual sales orders.

While this new "just-in-time" policy, has stimulated considerable interest by art publishers in the Artagraph(R) reproductions, such efforts did not result in significant increased contract printing business for the Company. In fiscal 1996, customer sales to three new contract printing customers were approximately Cdn$150,000. Again, the results reflect the Company's inability to finance new initiatives, such as attending trade shows or hiring dedicated sales personnel to market to potential customers.


PATENTS AND TRADEMARKS

The process for manufacturing Artagraph(R) Editions has been patented in a number of jurisdictions, including Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November, 1990. Patents in Europe have expired owing to the Company's inability to finance renewal fees of approximately Cdn$50,000. In addition, due to similar financial considerations, patent applications that are pending in Japan and Korea have been abandoned by the Company at this time.

The Company believes its patents are valid and would withstand a challenge to their validity. No assurances can be given, however, that a third party will not attempt to challenge the validity of the patents. The Company intends to vigorously defend its patent rights against any such challenge, but no assurance can be given that the Company will be successful. Loss of protection provided by the patented process could have a material adverse impact on the Company. Moreover, there can be no assurance that other companies will not design competitive processes that do not infringe on such patents.

The Company has a registered trademark for "Artagraph(R)" in the United States and Canada.


COMPETITION

The Company's reproductions must compete with a variety decorative art products, including products from other companies which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within their marketplace while larger vendors can benefit from volume discounts. The Company must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies which market art reproductions such as lithographs and serigraphs. Nevertheless, the Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products, as well as pricing and delivery policies and success in timely filling customer's orders. There can be no assurance that the Company will be successful in the art reproduction markets or that other processes will not provide successfully-competing products.


SUPPLIERS

The Company purchases frames for its reproductions and obtains its principal raw materials from several suppliers. The Company also contracts for printing services principally of lithographs with several companies, including Herzig Somerville Limited, controlled by a former director of the Company. The Company believes that the frames and the raw materials are commodity items that can be obtained from several alternative sources.


EMPLOYEES

As of November 30, 1996, the Company had 13 employees and consultants, including management, administrative and production employees.


ITEM 2. PROPERTIES.

The Company's executive offices, production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 26,668 square feet of space leased through February 1, 1998. The lease provides for a fixed annual gross rental of Cdn$202,245, including its pro rata share of taxes, insurance, building maintenance and occupancy costs.

The Company believes its leased facilities are in good operating condition and adequate for its present and future requirements.


ITEM 3. LEGAL PROCEEDINGS.

The Company in 1995 had a judgment obtained against it by Merrill Corporation, a financial printer, in the amount of US$71,619.25. However, the Company has entered into an agreement for the

Company to pay off this obligation through an installment payment plan. As of this end of fiscal year 1996, the Company owed a balance of approximately US$25,000.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Subsequent to the year end on May 8, 1997, the Company called a special meeting of shareholders and elected a Board of Directors. The newly elected directors are Simon P. Meredith, Roger Scarr, Michel van Herreweghe, Francoise Jacquel and Roger Kirby.


PART II

ITEM 5. MARKET FOR THE COMPANY'S EQUITY SECURITIES AND RELATED MATTERS.

During fiscal 1995, the Company was advised by NASDAQ that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company believes that this was in part due to the discontinuance of marketmaking activities by the Company's marketmakers. Accordingly, the remaining securities, including the Class A Preference Shares, Series 1 and 2, were delisted. As noted in the May 12, 1994, offering prospectus, as a condition to NASDAQ approval of the Company's application to list the Units, (12% Convertible Redeemable Class A Preference Share, Series 2, and Redeemable Class C Preference Share Purchase Warrants) on NASDAQ, the Company agreed to delisting of the Common Shares, Class A Warrants and Class B Warrants from the NASDAQ Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. The Class A and B Warrants expired in 1995.

The Company's initial public offering of Common Shares occurred in April 1987. In a 1992 Secondary Offering, the Company sold 805,000 Units, each consisting of one Series 1 Preference A Share, one Class A Warrant and one Class B Warrant. In a 1994 Offering, the Company sold 373,750 Units, each consisting of one Series 2 Preference A Share and two Class C Warrants. As of November 30, 1996 the Company had approximately 1300, 230, and 180 holders of record of the Common Shares, Series 1 Preference A Shares, Series 2 Preference A Shares respectively.

The following table sets forth the high and low bid quotations for these securities, as reported by NASDAQ or the National Quotation Bureau, Inc., for each quarterly period within the three most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.


-----------------------------------------------------------------------------------------
 In U.S.              Series 1               Series 2                     Common
 Dollars             Preference             Preference                    Shares
                       Shares                 Shares
-----------------------------------------------------------------------------------------
Fiscal Year      High         Low        High          Low          High           Low
-----------------------------------------------------------------------------------------
1994
1st Quarter      3-1/4          2          --            --         3/16           3/16
2nd Quarter      2-5/8          1          --            --          .07            .07
3rd Quarter      1-3/8         1/2         13           6-3/4        .01            .01
4th  Quarter     1-1/16        7/8       5-1/4          4-1/2       .005           .005




-----------------------------------------------------------------------------------------
 In U.S.              Series 1               Series 2                     Common
 Dollars             Preference             Preference                    Shares
                       Shares                 Shares
-----------------------------------------------------------------------------------------
Fiscal Year      High         Low        High          Low          High           Low
-----------------------------------------------------------------------------------------

1995
1st Quarter        --           --         --            --         0.03           0.001
2nd Quarter        --           --         --            --         0.025          0.005
3rd Quarter        --           --       0.0625        0.0625       0.50           0.005
4th  Quarter       --           --         --            --         0.15           0.001

1996
1st Quarter       0.5          0.5         --            --         0.50           0.001
2nd Quarter        --           --         --            --         0.02           0.001
3rd Quarter        --           --         --            --          --             --
4th  Quarter       --           --         --            --         0.02          0.00025

1997
1st Quarter          No market               No market                  No market
2nd Quarter        For Company's           For Company's              For Company's
3rd Quarter       Series 1 Pref.           Series 2 Pref.                Common
4th  Quarter          Shares                  Shares                     Shares



To be legally entitled to pay dividends (whether paid in cash or in Common Shares) on the Series 1 or Series 2 Preference A Shares (collectively, the "Preference Shares"), the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. If the Company incurs losses and therefore does not meet this standard, it cannot pay dividends on the Preference Shares (whether in cash or Common Shares).

Except for the initial four quarterly dividends paid on the Series 1 Preference Shares issued in the 1992 Offering, the Company has never paid cash dividends. Due to the Company's continuing working capital problems, the Company has failed to declare and pay US$0.60 per share of dividends on the Series 1 and Series 2 Preference Shares. As a result, the Company has accumulated undeclared dividends on the Preference Shares of US$1,989,998, as at November 30, 1996. The Company does not anticipate that it will generate sufficient cash to pay in cash the initial four quarterly dividends on the Series 2 Preference Shares for at least several years. Furthermore, it is the Company's present expectation for the foreseeable future that any additional dividends payable on the Preference Shares would likely be paid in Common Shares.

The payment of dividends on the Preference Shares or Common Shares will depend on the Company's future earnings and financial condition and such other factors as the Board of Directors of the Company may then consider relevant.

The Company currently intends to retain its earnings to assist in financing business development and operations.

ITEM 6. SELECTED FINANCIAL DATA.

The following presents selected consolidated financial data for the Company in Canadian dollars and in accordance with U.S. Generally Accepted Accounting
Principles  (US  GAAP").  It should  be read in  conjunction  with the  separate consolidated financial statements of the Company and related notes included elsewhere herein, which were prepared under Canadian Generally Accepted Accounting Principles ("GAAP"). This consolidated data should be compared to the Company's Financial Statements and the reconciliation of the financial information presented between GAAP and US GAAP. The financial data as of November 30, 1996, and for the four previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.

         (Stated in Canadian Dollars under U.S. Generally Accepted Accounting Principles)

                                                     Year ended November 30
                          ------------------------------------------------------------------------------
                                  1996             1995             1994           1993           1992
                                  ----             ----             ----           ----           ----
Summary of operations:
Sales....................       2,556,550        2,139,271       $4,847,312   $ 4,806,543   $  4,142,627
Cost of goods sold.......       1,701,238        1,640,343        2,867,246     2,936,674      2,216,492
Gross profit.............         855,312          498,928        1,919,144     1,797,367      1,926,135
Depreciation and                  356,369          324,792          340,047       386,630        376,337
 amortization............
Selling, general and
 administrative expenses.         887,692        1,178,399        2,286,914     3,726,280      3,494,827
Interest and finance
 expense.................          47,804           45,739           47,859        47,863        102,843
Operating loss...........       (442,089)      (1,050,002)       ( 695,384)  ( 2,112,802)   ( 2,047,872)
Interest income..........           5,536            2,907           49,571         5,546          4,731
Income taxes.............       --               --               --             --             --
Loss before discontinued
 operations..............       (436,553)      (1,047,095)       ( 645,183)  ( 2,107.256)   ( 2,043,141)
Discontinued operations..       --               --               --             --             --
Net loss.................       (436,553)      (1,047,095)       ( 645,183)  ( 2,107,256)   ( 2,043,141)
Dividends: Series 1
 Preference Shares.......       --               --                            ( 473,462)      (138,000)
Dividends: Series 2
 Preference Shares.......       --               --               --             --             --
Net loss after dividends on
Series 1 Preference Shares      (436,553)      (1,047,095)       ( 645,183)  ( 2,580,718)   ( 2,181,141)
Net loss per Common
 Share before dividends on
Series 1 & Series  2
 Preference Shares.......          (0.03)           (0.06)          ( 0.04)       ( 0.13)        ( 0.13)
Net loss per Common
 Share after dividends
 on Preference Shares....          (0.03)           (0.06)          ( 0.04)       ( 0.16)        ( 0.14)

Weighted average
 number of Common
 shares outstanding......      16,629,785       16,629,785       16,629,785     16,629,785    15,764,112

Summary of balance
 sheet data:
Current assets                    547,915          869,191        1,761,824   $ 2,328,283   $  3,350,904
Total assets.............       3,459,221        4,408,070        5,528,932     6,503,470      8,259,519
Current liabilities......       1,126,573        1,282,925        1,488,522     3,873,479      2,629,574
Long-term liabilities....       --                 355,944          230,329     1,164,580      1,740,762
Total liabilities........       1,126,573        1,638,869        1,718,851     5,038,059      4,370,336
Contributed surplus......      11,775,000       11,775,000       11,775,000    11,775,000     11,775,000
Accumulated deficit......    (19,829,005)     (19,392,455)    ( 18,345,360) ( 17,910,617)  ( 15,329,899)
Shareholders' equity.....       2,332,648        2,769,201        3,810,081     1,465,411      3,711,081


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

GENERAL

Certain statements contained herein are not based on historical facts, but are forward-looking statements that are based on numerous assumptions about future conditions that could prove not to be accurate. Actual events, transactions and results may materially differ from the anticipated events, transactions or results described in such statements. The Company's ability to consummate such transactions and achieve such events or results is subject to certain risks and uncertainties. Such risks and uncertainties include, but are not limited to, the existence of demand for and acceptance of the Company's products and services, regulatory approvals and developments, economic conditions, the impact of competition and pricing results of financing efforts and other factors affecting the Company's business that are beyond the Company's control. The Company undertakes no obligation and does not intend to update, revise or otherwise publicly release the results of any revisions to these forward-looking statements that may be made to reflect future events or circumstances.

YEAR ENDED NOVEMBER 30, 1996, COMPARED WITH YEAR ENDED NOVEMBER 30, 1995

The Company's results for year ended November 30, 1996, under both Canadian and US GAAP, was a loss of Cdn$436,553, an improvement from the loss of Cdn$1,047,095 for the 1995 fiscal year. Sales revenues for 1996 of Cdn$2,556,550 were an increase of Cdn$417,279 over 1995 at Cdn$2,139,271. Gross profit for year increased Cdn$367,934 from Cdn$453,802 in 1995 to Cdn$821,736 in 1996. This higher gross profit combined with lower operating expenses of Cdn$893,228 in 1996, as compared to Cdn$1,189,975 in 1995, resulted in an improvement of over all results from operations. Included in 1996's operating expenses was a bad debt provision, of approximately Cdn$78,000, which was booked in the first quarter. Operating cash flow for the year was approximately break even, an improvement over 1995, when the Company recorded a negative cash flow of Cdn$174,867. Notwithstanding the improvement in operating results, the Company's working capital balance as at November 30, 1996, remained negative at Cdn$578,658, a decline of Cdn$164,924 from the negative working capital of Cdn$413,734 at the end of 1995.

SALES

The Company continues to be very reliant on a few customers for the majority of its sales revenues. Tabled below are the sales to these major customers, which are also expressed as a percentage of total sales, for the last three fiscal years. The loss of any one of these customers would have a serious detrimental impact on the Company's ability to continue to operate in the future.

                                       1996         %          1995         %         1994          %
                                       ----         -          ----         -         ----          -
                                             In Canadian Dollars
------------------------------------------------------------------------------------------------------
Total Sales                         $2,556,550     100%     $2,139,271    100%     $4,847,312     100%
-----------                         ----------     ----     ----------    ----     ----------     ----

Sales to One Publishing Customer     $592,600      23%       $798,000      37%     $2,698,000      56%

Sales to One Spanish Customer        $653,514      26%         $Nil         -         $Nil          -










                                       1996         %          1995         %         1994          %
                                       ----         -          ----         -         ----          -
                                             In Canadian Dollars
------------------------------------------------------------------------------------------------------



Sales to One Direct Mail Customer      $Nil         -        $345,917      16%      $314,000       6%

Sales to One Retail Customer         $305,271      12%       $346,000      16%      $340,000       7%


Total sales revenues in 1996 improved over 1995. Sales to customers outside North America were significantly higher at Cdn$847,067 for 1996, an increase of Cdn$689,453 over 1995. This increase was offset by a decrease in sales revenues, for 1996 compared to 1995, to the North American market of Cdn$271,574. This can be attributed to lower sales of catalogue product in 1996, at approximately Cdn$431,000 versus Cdn$660,000 in 1995. In addition, sales revenues also declined because of marginally lower sales to publishing customers, from Cdn$893,163 in 1995 down to Cdn$841,067 in 1996. The growth in the revenues from outside North America were driven by sales in the Spanish market, which were to a single new customer in the direct marketing business. Sales to this customer were Cdn$653,514 in 1996 compared to Cdn$nil in 1995.

The customer-base in the catalogue business changed from 1995 to 1996. First, approximately Cdn$85,000 of clear-out catalogue product was sold to a new customer in the framing business working out of New York State. Second, the Company sold approximately Cdn$135,000 of surplus inventory in the catalogue product line for cash to a customer in the Florida market. (The cash proceeds obtained from the latter sale were used to satisfy certain obligations that were due to the Company's note holders and other trade creditors.) Both these new customers are not anticipated to provide repeat business. This business, along with opening sales orders to certain retail stores off set declines in sales of catalogue product to the North American direct mail market, principally American Express. Sales to American Express were $nil in 1996, compared to Cdn$345,917 in fiscal 1995. Sales to the Company's other major catalogue customer, The Museum Company, declined in 1996 by Cdn$40,000 to Cdn$305,271.

During 1996 both American Express and The Museum Company have approached the Company and expressed a desire for new images and programs. In the past American Express has purchased over one million dollars annually of catalogue product from A.R.T. Each year the Museum Company has expanded the number of its retail stores, yet sales to The Museum Company have not grown proportionally. Many of A.R.T.'s catalogue images have been available for over five years, and no new images have been introduced in the last three years. Until the Company can raise additional capital it will not be able to promote new images or programs. In addition, before it would invest in new programs with American Express the Company will have to satisfy itself that its share of American Express coop marketing expenses would be recovered. In the past, these shared coop expenses have been significant (Cdn$40 -- 110,000 per program).

During the second quarter of 1996, in conjunction with a local Chinese business partner, the Company participated in an exhibition in Beijing in the Peoples Republic of China ("PROC"). The Company provided 100 Artagraphs from its inventory of catalogue product. The Chinese held the exhibition at a national art museum and, arranged radio and television advertising. The event was attended by approximately 30,000 visitors, including senior representation from the Chinese National and Provincial Governments, as well as from several foreign embassies. Based on the success of the exhibition, the Company and the Chinese business partner signed an exclusive distribution agreement for the Peoples Republic of China. However, sales to this market have been disappointing, after an opening sales order of approximately Cdn$31,000 no further orders have been forthcoming. The local Chinese business partner attributes the lack of sales growth to the absence of a reproduction art market in the PROC. This experience is not unique. The Spanish distributor had conducted marketing activities and had experienced a similar lack of sales in the first year following the signing of that distribution agreement.

Subsequent to fiscal 1996, the Company has not received new orders from the Spanish distributor. Unless the Company raises capital to finance new marketing and sales initiatives, including new images and programs, there is limited likelihood that the Company will generate new business in the foreseeable future from this market. Rather the Company will continue to rely on the sales and marketing efforts of its overseas distributors.

Sales to the Company's major publishing customer declined from approximately Cdn$798,000 in 1995 to Cdn$592,600 in 1996. This was partly off-set by opening orders from three new publishing customers of approximately Cdn$150,000. Although the Company believes that there is potential for significant revenue growth in the Company's contract printing business for publishers, the inability of the Company to attend trade shows or promote Artagraph(R) directly to potential publishing customers has severely hindered growth opportunities. In order to succeed the Company will need to raise additional capital, to market its product line and create greater visibility and awareness of the Artagraph(R) process.

The Company  believes that the  Artagraph(R)  process is very  competitive  with other known canvas- textured products that are available in the market today. This is in major part due to the Company's new contract pricing and ordering policies. Customers can now initiate an Artagraph(R) reproduction order for approximately 20% of the previous initial financial commitment. Further investment in additional manufacture of Artagraph(R) reproductions for customers under this new program is directly tied to actual advance sales.

In fiscal 1997 the Company's sales revenues have significantly declined in the nine month period ending August 31, compared to the same period in fiscal 1996. Based upon the current fiscal 1997 sales revenue trends, the Company may have annualized sales of approximately Cdn$800-900,000 in fiscal 1997, compared to Cdn$2,556,550 in fiscal 1996. This decline in sales revenues is mainly attributable to the complete absence of sales to the Company's major publishing customer and to the Spanish customer in fiscal 1997, compared to Cdn$592,600 and Cdn$653,514 respectively in fiscal 1996.

While the Company is currently negotiating with the major publishing customer to recommence new business, and the Spanish distributor believes that there are opportunities with the Spanish customer -- if the Company can offer new images and programs -- there can be no guarantee that these efforts will be successful in generating new revenues.

GROSS PROFIT

The gross margin increased in 1996 to 32% from 21% in 1995. The increase of gross margin, from 1995 to 1996, of 11 percentage points can be partly attributed to the higher sales revenues reducing the impact of fixed overhead costs. Second, in 1995 the gross margin was negatively impacted by [1] losses on liquidation of inventory; [2] charge backs by the Company's major publishing customer, on account of expenses incurred by this customer in connection with returns of product from their customers; and, [3] the write-off of the balance of work-in-progress inventory of certain editions, due to uncertainty that the Company's same publishing customer would take delivery.

The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, considering past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of this policy is to attempt to ensure, as required by Canadian and U.S. GAAP rules, that the Company's inventory balances, net of reserves, properly excludes excess or obsolete inventory and are valued at the lower of cost or market value. Historically, the Company has employed annual physical inventory counts combined with an analysis of each product's preceding three year's sales record (or for such shorter period that a particular product may have been in existence) and a review of the Company's sales expectations for each product, to determine whether the level and value of the Company's inventory of that product is excessive.

Sales of catalogue product in 1996 reduced the Company's carried inventory balances and in some instances exhausted all supplies of certain images. A.R.T. only produced replacement product for images that are turning more than once per year. The overall reduction in inventory levels, including product that had been previously written down, resulted in a lower total provision for obsolete and slow moving inventories by Cdn$209,587.

SELLING, GENERAL AND ADMINISTRATION

These expenses were Cdn$893,228 for 1996, and compare favourably with the higher costs in 1995 of Cdn$1,189,975. The major savings resulted from lower salaries, professional and consulting fees, as cuts made in the last six months of 1995 positively impacted the financial results of the Company in 1996.

Included in the 1996 expenses was a bad debt provision of Cdn$78,000 compared to 1995 of Cdn$nil. This loss consisted of Cdn$40,000 owed by a Belgium distributor that was formally placed into bankruptcy and, Cdn$38,000 being the balance owed by a former customer in the State of New York. The Company does not anticipate recovering any monies from the bankrupt Belgium company but is pursuing legal action against the former customer in New York State.

YEAR ENDED NOVEMBER 30, 1995, COMPARED WITH YEAR ENDED NOVEMBER 30, 1994


GENERAL

The Company's results for fiscal 1995 were adversely impacted by significant problems with product quality. This problem first came to the Company's attention in the second half of 1994 and involved a significant percentage of the 15,000 Artagraph(R) Edition reproductions that had been shipped to the Company's major publishing customer. As a result, this customer in September, 1994, suspended all orders it then had in progress with the Company and only reinstated certain orders in fiscal 1995 when the problem had been totally resolved. By August, 1995, the Company had replaced 60% of the original 15,000 piece shipment (in equivalent sales revenue terms, an outlay for the Company of approximately Cdn$1,052,250). No further defective product returns have occurred or are anticipated. Notwithstanding the return to normal operations, including new orders from the above-mentioned customer, the Company suffered significant loss of credibility in the market place and as a result all aspects of the Company's business were negatively impacted in fiscal 1995.

The Company reported a loss of Cdn$1,047,095, under Canadian and United States GAAP, for fiscal 1995, compared to the loss reported of Cdn$645,183, in fiscal 1994. The principal reason for the increased loss in fiscal 1995, from 1994, was the drastic reduction in revenues in fiscal 1995 of Cdn$2,708,041 (56%) from fiscal 1994, contributing Cdn$1,059,000 to the reduction in gross profits. Further, gross profit margin fell from 40% in fiscal 1994 to 21% in fiscal 1995 as a result of (1) fixed overheads increasing in proportion to total sales; (2) losses on expedited liquidation of approximately Cdn$90,000 of inventory to generate cash and offset trade payables (3) charge-backs in the last quarter by the Company's major publishing customer on account of expenses incurred by this customer for shipment of the product back from Japan (the major market for the initial 15,000 reproductions) of approximately Cdn$103,000, and; (4) the write-off of the balance of 1994's work-in-progress inventory of certain Artagraph(R) Editions, amounting to Cdn$75,000, due to uncertainty that the Company's major publishing customer would take delivery. Items (3) and (4) were additional costs to the Company in excess of the provision of Cdn$388,000 provided for in fiscal 1994.

The gross profit decline of Cdn$1,465,342 was offset by an overall decrease of Cdn$1,090,607 in selling, general and administration costs in fiscal 1995, compared to fiscal 1994.

SALES

Sales in the publishing division were Cdn$893,163, a 67% decrease from fiscal 1994 sales of Cdn$1,844,928. The Company's major publishing customer in fiscal 1994 and 1995 accounted for all the decrease, as orders placed in late 1994 for delivery in fiscal 1995 were all suspended. In the first half of 1995 this customer resumed limited orders of Artagraphs(R) following resolution of the product quality problem. In fiscal 1994, sales to this publishing customer totaled Cdn$2,698,000 (56% of total sales). The loss of sales revenue from this customer alone contributed to 43% of the decrease in sales in fiscal 1995 over fiscal 1994. Total orders received from this customer in fiscal 1995 were Cdn$1,317,200 and the balance of these orders (Cdn$618,300) were shipped in the first half of fiscal 1996.

In the second half of 1995 the Company received an initial order, of approximately Cdn$95,000, from a new publishing customer. This order was shipped in the last quarter of fiscal 1995, and was immediately sold out to the customer's dealers. This success has resulted in one new order and the potential for an additional order in fiscal 1996, each order being for a similar value as the initial order.

Because of the significant financial resources the Company had to commit to rectifying the product quality problem, and the costs associated with replacement of returned Artagraph(R) products, the Company unexpectedly was without the working capital to invest in development of new products, new customers, or new programs. The Company was unable to effectively follow-up on progress with several new customers that had commenced initial sales programs in fiscal 1994, including JC Penny, Bradlees, and the Bombay Company.

Sales to The Museum Company remained at the previous year's level, Cdn$346,000 in 1995, versus Cdn$340,000 in 1994. This customer opened approximately 20 new stores in 1995, thus real sales per store have declined. In late 1995, the Company committed to provide new premium catalogues to all the Museum Company stores, in replacement of the outdated point-of-sale material then on hand. The promised catalogues were delivered in the first quarter of 1996. In a further effort to boost sales to this customer, the Company has redesigned the framing program and offered reduced pricing. The Museum Company is committed to passing on these savings to its customers. Notwithstanding these efforts, there can be no assurance that sufficient additional sales will result to the Company to compensate for its reduced selling prices.

Sales to American Express were Cdn$345,917 in fiscal 1995, compared to Cdn$314,004 for fiscal 1994.

OVERSEAS DISTRIBUTORS

During fiscal 1995, the Company placed greater emphasis on these markets and actively sought to expand sales. To accomplish this goal the Company extended certain territories under existing distributor agreements and signed new agreements with new distributors. In a change from previous policy, the Company also gave certain distributors consignment inventory to help boost sales; the Company's investment is minimal because this inventory had already been substantially written down and the customers paid for shipping, insurance and framing costs. The distributors were also offered discounts for bulk orders. Many of these new arrangements were completed in the first quarter of fiscal 1996 and consequently had little impact on revenues for fiscal 1995. Sales to Non-North American distributors remained flat at Cdn$220,000; however, a Spanish distributor has placed an opening order with the Company worth approximately Cdn$250,000 for delivery through early 1996.

COSTS AND EXPENSES


Cost of goods sold -- provision for inventory writedowns

The major components and causes of gross profit reduction are discussed above, in Results of Operations, "General". During fiscal 1995, the Company liquidated some inventory to boost falling cash reserves or to offset trade payables, including frames, liners and products from discontinued programs of paper and silk prints.

As a result of these efforts to sell off inventory from discontinued programs, the Company recognized that inventory remaining from other programs would possibly remain unsold. Therefore, in order to better streamline its physical inventory control and tracking, the Company decided to write off certain inventory which had been fully provided for in previous fiscal years against the underlying provision. Consequently, gross inventory and provision for obsolete and slow-moving inventory were adjusted downward by Cdn$397,020.

SELLING, GENERAL AND ADMINISTRATION EXPENSES

Selling expenses were reduced from fiscal 1994 to fiscal 1995, from Cdn$1,018,345 to Cdn$398,210, respectively. This saving was achieved for two reasons: the Company benefited from a full year of cost savings, due to new policies instituted during fiscal 1994 and sales commissions were down due to lower sales.

General and administration expenses fell by Cdn$470,472 (17%) from fiscal 1994 to fiscal 1995. Savings were achieved in all areas, including professional, salaries and benefits, and consulting. During 1995 the contract with Gerald Wilks, previous Company Chairman and CEO, was terminated and the contract with Robert Forrester (CFO) was also terminated. These remunerated positions have not been replaced and are resulting in annual savings to the Company of Cdn$150,000.

LIQUIDITY AND CAPITAL RESOURCES

Unless the Company is able to significantly increase sales from the level experienced in 1995, 1996, and subsequent to November 30, 1996, or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain addition working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

The Company has not had a functional Board of Directors since October 1995, and consequently the Company did not have the power to place equity or borrow funds until such time as a new Board of Directors was elected by the shareholders.

Subsequent to the 1996 fiscal year end the Company called a special meeting of shareholders on May 8, 1997, and a Board of Directors was elected. Notwithstanding, the election of a Board or Directors, the Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted.

In May 1994, during the Company's application to list Units (12% Convertible, Redeemable Class A Preference Shares, Series 2) on NASDAQ, as a condition to NASDAQ's approval, the Company agreed to cause the Company's common sales to be removed from the NASDAQ Small-Cap market. In fiscal 1995, the Company was advised by NASDAQ that the Company's Class A Preference Shares, Series 1 and 2, were no longer in compliance for continued listing on NASDAQ's Small- Cap Market. The Company believes this was in part due to discontinuance of market making activities by market makers. Consequently, the quotation of the Company's securities is now on the NASDAQ OTC Bulletin Board; however there are no market makers at this time.

Apart from the first year's dividends paid in cash on the Class A Preference Shares, Series 1, no dividends have been declared by the Company. Other than the first year dividends on the Class A Preference Shares, Series 2, which are payable in cash, dividends in subsequent years are payable in cash or common shares at the discretion of management. The Company anticipates that any dividends payable in cash or common shares in the future would be paid in common shares.

The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding warrants, options, convertible securities, and cumulative dividends expected to be paid in common shares, is summarized on the following page.


   Name of Security          Amount         Conversion Rate         Underlying       Additional
                           Outstanding          Terms                Common          Information
                                                                     Shares
Series 1 Preference           805,000    Convertible into twelve      9,660,000   Cumulative
Shares                                   (12) common shares.                      dividends payable in
                                                                                  cash or common
                                                                                  shares (see next)

Cumulative Dividends on       - n/a -    Based on closing price   1,569,750,000   Based on a cum.
Series 1 Preference                      as at Nov. 30, 1996, of                  dividend total of
Shares                                   $US0.001.                                $US1,569,750

Series 2 Preference Share     466,941    Convertible into sixty      28,016,460   Cumulative
                                         (60) common shares.                      dividends payable in
                                                                                  cash or common
                                                                                  shares (see next)

Cumulative Dividends on       - n/a -    Based on closing price     420,248,000   Based on a cum.
Series 2 Preference                      at Feb. 28, 1996, of                     dividend total of
Shares                                   $US0.001.                                $US420,248


The Company's working capital remained negative as at November 30, 1996, at Cdn$578,658, as compared to the balance at the fiscal 1995 year end of negative Cdn$413,734. This decline can be attributed to the reclassification of Cdn$355,944 of long term debt into current liabilities in 1996.

On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the note holders waived the default and approved a revised schedule of repayments of principal and payment of interest.

During 1996, the Company was unable to remain current with this revised schedule and no re-negotiations have been initiated. Consequently, the total amount due, including interest and principal, has been reclassified as a current liability. During fiscal 1996, the Company paid approximately Cdn$51,000 of accrued interest. The notes are secured by a general security agreement over all the assets of the Company.

There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in its financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors.

ITEM 8. FINANCIAL STATEMENTS

Financial statements together with the auditor's report thereon are attached following the signature page to this Form 10-K.

PART III

ITEM 9. NOT APPLICABLE.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

On May 8, 1997, the Company held a Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Scarr, Michel van Herreweghe, Francoise Jacquel and Roger Kirby.

SIMON P. MEREDITH was elected a director of the Company and President and Chief Operating Officer in November, 1994. Mr. Meredith is a Chartered Accountant and was Vice President, Finance and Administration of Gormont Limited (a manufacturer of high voltage electrical products) from April 1991 through December 1993. He was a consultant for Helix Investments Limited (a private investment group) from October 1990 through March 1991 and Vice President, Finance and Administration of Diecut Group, Inc. (an automotive parts supplier) from June 1987 through September 1990.

ROGER SCARR is President of Zynex Corporation from 1989 to August 1997. He is also President of HR Capital from 1995 to date.

MICHEL VAN HERREWEGHE is Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to present; Director Commonwealth Asset Managers Limited (Bahamas) 1994 to present; He was appointed State of Florida Commissioner of Deeds 1994 to present; Director Creditanstalt Bank of Switzerland, A.G. 1996 to present.

FRANCOISE JACQUEL was Director of Xxpert Rental Tool Inc. from 1993 to 1994; Director and Vice President of finance of Swiss Capital Funds Corp. from 1994 to present; Director of First Canadian Securities Corporation (Bahamas) from 1995 to present; Director of Orford Resources Ltd. from 1994 through 1995; Director of Lignex Inc. 1995; Director of Harrington Financial Inc. from 1995 through 1996.

ROGER KIRBY is President of Enviro-Lite International Inc; General Manager of Can-Am Teck Inc. 1991; Vice-President Sales for Demax Inc. 1990; President of Telephony Communications International Inc. from 1987 through 1990; President of Nickeldale Resources Inc. to November 1996.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

This item is not applicable because the Company is a foreign private issuer within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company's securities are therefore currently exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Exchange Act.

ITEM 11. EXECUTIVE COMPENSATION.

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by all individuals who served as the Company's Officers including C.E.O. during each fiscal year.

                                   (In Canadian Dollars)
____________________________________________________________________________________________________________________
                                                                               Long-Term
                                                                              Compensation
                                Annual Compensation                              Awards
Name and                    Year    Salary      Bonus    Other          Restricted   Securities     All
--------                    ----    ------      -----    -----          ----------   ----------     ---
Principal Position                  ($)         ($)      Annual         Stock        Underlying     Other
------------------                  ---         ---      ------         -----        ----------     -----
                                                         Compensation   Awards ($)   Options (#)    Compensation ($)
                                                         ------------   ----------   -----------    ----------------
                                                         ($)
                                                         ---
Gerald Wilks                1996     --         --       --             --           --             --
Chairman of the Board (1)   1995     --         --       75,000.00(2)   --           2,400,000(3)   --
                            1994     --         --       75,000.00(2)   --           --             --

Simon Meredith              1996                         120,000(5)     --           --             --
President and Chief         1995     --         --       120,000(5)     --           --             --
Operating Officer(4)        1994     --         --        10,000(5)     --           --             --

Harvey Kalef                1996     --         --       --             --           --             --
Chief Executive Officer,    1995     --         --       --             --           --             --
President (7)               1994     175,000    --       --             --           1,000,000(7)   12,000(8)

Norman Dobiesz              1996     --         --       --             --           --             --
President (9)               1995     --         --                      --           --             --
                            1994     --         --       --             --           --             --













                                                                               Long-Term
                                                                              Compensation
                                Annual Compensation                              Awards
Name and                    Year    Salary      Bonus    Other          Restricted   Securities     All
--------                    ----    ------      -----    -----          ----------   ----------     ---
Principal Position                  ($)         ($)      Annual         Stock        Underlying     Other
------------------                  ---         ---      ------         -----        ----------     -----
                                                         Compensation   Awards ($)   Options (#)    Compensation ($)
                                                         ------------   ----------   -----------    ----------------
                                                         ($)
                                                         ---

New Directors (10)
Roger Scarr                   --     --         --       --             --           --             --
Michel van Herreweghe         --     --         --       --             --           --             --
Francoise Jacquel             --     --         --       --             --           --             --
Roger Kirby                   --     --         --       --             --           --             --


(1)  Mr.Wilks  was  appointed  Chairman of the Board and Chief  Executive  Officer in September  1993,  and resigned
     October 20, 1995.

(2)  Represents  the fees paid in US dollars to a consulting  company  owned by members of Mr.  Wilks'  family.  See
     "Employment and Consulting Agreements".

(3)  On March 24,  1994,  the  Company  granted  to a  consulting  company  owned by Mr.  Wilks'  family an  option, exercisable at US$0.20,  per share, to purchase  6,000,000 common shares.  One-fifth became  exercisable at the completion of the May, 1994, Public Offering;  an additional one-fifth vests and becomes exercisable on each of the first  through the fourth  anniversaries  of the  initial  grant.  Effective  with Mr.  Wilks  resignation,
     3,600,000 common shares remain unvested. (See Employment and consulting agreements)

(4)  In November, 1994, Mr. Meredith was appointed President and Chief Operating Officer.

(5)  Represents the fees paid in Canadian dollars to a consulting company owned by Mr. Meredith. See "Employment and
     Consulting Agreements.

(6)  Mr. Kalef  resigned  from his positions as President  and Chief  Executive  Officer of the Company in February,
     1993.

(7)  On April 20, 1992, the Company  granted to Mr. Kalef a ten year option to purchase  1,000,000  Common Shares at
     US$0.20 per share. The option became exercisable on April 30, 1993, and was issued to Mr. Kalef in exchange for his past  services to the Company and his  agreement to  terminate  options to purchase an aggregate of 634,000
     Common Shares.

(8)  Mr. Kalef received an annual automobile allowance of Cdn$12,000 per annum.

(9)  Mr. Dobiesz was appointed  President and Chief Operating Officer of the Company in September,  1993, and served as such until his resignation effective April 29, 1994.

(10) Newly elected directors -- Special Shareholders Meeting dated May 8, 1997


EMPLOYMENT AND CONSULTING AGREEMENTS

The Company and its subsidiary, A.R.T. USA, were under agreement with a Florida corporation beneficially owned by members of Gerald Wilks' family (the "Contractor"). The Contractor agreed to provide Mr. Wilks' services as Chairman of the Board and Chief Executive Officer of the Company and A.R.T. USA for five years.

For its services under the agreement, the Contractor received an annual administrative fee of US$75,000. The Contractor was entitled to elect to receive Common Shares in lieu of all or a portion of each year's fee, with such shares to be valued for this purpose at their fair market value as of the time of such election. In addition, on March 24, 1994, the Contractor was granted an option, exercisable at a price of US$0.20, per share, to purchase 6,000,000 Common
Shares. One-fifth of the option was to become exercisable in 1994 and an additional one fifth was to become exercisable on each of the first through the fourth anniversaries of the initial grant.

By agreement dated October 20, 1995, the Company and Gerald Wilks agreed to the resignation of Mr. Wilks as Chairman of the Board of the Company, and the termination of the Consulting Agreement between JRB Associates Inc., an entity affiliated with Wilks through which he served as consultant to the Company. The termination agreement acknowledges that no termination payment shall be due and payable; that options to purchase 2,400,000 common shares of the Company have been vested and become exercisable; and, that the remaining 3,600,000 common shares are unvested. The options remain exercisable for five years; 1,200,000 at a price of 20 cents per share; 1,200,000 at a price equal to the close of market price, multiplied by 120%, as posted October 20, 1995.

In November, 1994, the Company entered into a five-year consulting agreement with The Merrick Group Limited, a company beneficially owned by Simon Meredith. Under the terms of the contract, Mr. Meredith provides management services to the Company for up to 100 hours per month as President and Chief Operating Officer.

The Company had an employment agreement with Mr. Kalef which was terminated in August, 1994. Pursuant to the severance agreement, Mr. Kalef received a lump sum of cash along with a monthly payment through July, 1995. He also retained his comprehensive medical insurance through that period.

STOCK OPTIONS

In February, 1987, a Stock Option Plan (the "Plan") was approved by the Shareholders. The Plan was designed to provide an added incentive for effective service and performance to participating key employees (including officers) and directors of the Company by affording them an opportunity to increase their proprietary interest in the Company's success through increased stock ownership.

The maximum number of Common Shares for which options may be granted under the Plan is 1,000,000 shares (subject to adjustment in the event of a stock dividend, stock split or other change in corporate structure).

The Plan may be administered by either the Board of Directors or a Stock Option Committee consisting of three members who shall be appointed by the Board of Directors (the "Committee"). The Board of Directors or, if acting, the Committee has the authority to select optionees, to establish the number of shares and other terms applicable to each option and to construe the provisions of the Plan. The Plan may be amended or terminated at any time by the Board of Directors of the Company without further approval of the shareholders.

The option price per share with respect to each option is determined by the Board of Directors or the Committee. Options may be granted in cumulative increments over a period of months or years as determined by the Board of Directors or the Committee. The option price is payable in cash or in part by the payment for such shares by any other property or in any other form specified in the applicable option agreement. The period of each option is fixed by the Board of Directors or the Committee, but in no event may it be longer than 10 years. Options granted under the Plan are nontransferable. No options were granted in fiscal 1996.

AGGREGATE   OPTION/SAR  EXERCISES  IN  LAST  FISCAL  YEAR  AND  FISCAL  YEAR-END
OPTION/SAR VALUES

The following table sets forth certain information with respect to unexercised options held by such individuals at the end of fiscal 1996.


                    Shares                         Number of Securities        Value of Unexercised in
the
                    Acquired on    Value Realized  Underlying Unexercised      Money Options/sars at
Name                Exercise (#)   ($)             Options/sars at FY-End (#)         FY-End ($) (1)
----                ------------   ----------      --------------------------  ---------------------
Harvey Kalef        --             --              1,000,000         --        US$-0-        --
Gerald Wilks        --             --              --                --        --            --
Norman Dobiesz      --             --              --                --        --            --
Simon Meredith      --             --              --                --        --            --
Roger Scarr         --             --              --                --        --            --
Michel van
Herreweghe          --             --              --                --        --            --
Francoise Jacquel   --             --              --                --        --            --
Roger Kirby         --             --              --                --        --            --

The calculations of the value of unexercised options are based on the difference between the closing bid price of the Common Shares on NASDAQ on November 30, 1996 of US$.001, and the exercise price of each option, multiplied by the number of shares covered by the option.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth, as of the record date of the May 8, 1997 Special Meeting of Shareholders, certain information with respect to the beneficial ownership of the Company's Common Shares by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Shares; (ii) each director and executive officer of the Company; and (iii) all directors and officers of the Company as a group. In all cases, to the best of the Company's knowledge, the named person has sole voting power and sole investment power over such securities unless otherwise indicated.

                                          [All quantities in thousands.]
                      -------------------------------------------------------------------------
                                                Preferred A Shares
                                        ----------------------------------
                         Common Shares    Series One (11)   Series Two (12)  Fully Diluted (13)
                         -------------    ---------------   ---------------  ------------------
                      Quantity       %   Quantity       %   Quantity       %   Quantity       %
                      --------       -   --------       -   --------       -   --------       -
Total Shares Issued     16,630     100        805     100        467     100     54,306     100
                        ------     ---        ---     ---        ---     ---     ------     ---

Directors
S. P. Meredith (1) (2)       0       0          0       0          0       0          0       0
M. van Herreweghe (1)        0       0          0       0          0       0          0       0
(2)
Roger Scarr (1)              0       0          0       0          0       0          0       0
F. Jacquel (1) (2)           0       0          0       0          0       0          0       0
Roger Kirby (1)              0       0          0       0          0       0          0       0
Others
GeraldWilks (3) (4)      2,400    14.4          0       0          0       0      2,400     4.4
Edward Stein (5)             0       0          0       0         80    17.1      4,800     8.8
W.L. Securities (6)          0       0         92    11.4         40     8.5      3,496     6.4
Harvey Kalef (7)         1,000     6.0          0       0          0       0      1,000     1.8
Ernest Herzig (8)        1,810    10.9          0       0          0       0      1,810     3.3
Stephens Group,Inc (9)     850     5.1          0       0          0       0        850     1.6
S.D. Simon (10)              0       0         50     6.2          0       0        600     1.1
                   -----------------------------------------------------------------------------
Total                    6,060    36.4        142    17.6        120    25.6     14,956    27.4
                   -----------------------------------------------------------------------------

(1)  Elected Director May 8, 1997, at the Special Shareholders  Meeting. c/o A.R.T. Inc. 5 -7100
     Warden Ave. Markham, Ont. Canada, L3R 8B5.
(2)  Simon P. Meredith,  President. General Delivery, Kettleby, Ontario, Canada, L0G 1J0. Michel
     van Herreweghe, Vice President. Francoise Jacquel, Secretary.
(3)  Former  Director:  Gerald  Wilks,  c/o Black  Diamond  Incentives  Ltd., 8 Denison  Street,
     Markham, Ontario, Canada L3R 5M7.
(4)  See "Executive Compensation--Employment and Consulting Agreements".
(5)  Edward Stein, 5 Tree Top Terrace,  Smithtown, NJ. U.S.A. 11787-1145, is the owner of 80,000
     Preference A Series 2 Shares.
(6)  W.L. Securities, Att. G. Johnson & F. Miller, P.O. Box 5050, Denver, Colorado, U.S.A. 80217
     is the  owner of 39,887  Preference  A Series 2 Shares  and  91,865  Preference  A Series 1
     Shares.
(7)  See Executive Compensation.
(8)  Ernest Herzig,  42 Hollinger Road,  Toronto,  Ontario.  Canada,  M4B 3G6.  Includes 425,000
     common  shares owned  directly by Mr.  Herzig as well as 1,000,000  common  shares owned by
     Herzig  Realty  Company,  a  partnership  of  which  Mr.  Herzig  and his wife are the sole partners, and 375,000 common shares held by Herzig Sommerville Ltd., an entity of which Mr.
     Herzig is a principal shareholder. (See also Item 13.)
(9)  Stephens Group, Inc. 114 E Capital Ave. P.O. Box 3507, Little Rock AR 72203
(10) S.D. Simon. P.O. Box 36, Seattle, WA, owner of 50,000 Preference A Series One (1) shares
(11) One (1) Preference A Series 1 Share is freely convertible into 12 common shares.
(12) One (1) Preference A Series 2 Share is freely convertible into 60 common shares.
(13) Represents the number of total common shares if one hundred percent (100%) of the Preferred
     A Shares, Series One and Series Two are converted to common shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

At November 30, 1996, amounts due to Herzig Somerville Limited ("HSL"), a Company controlled by Ernest Herzig, a former member of the Board of Directors and a significant shareholder of the Company, were Cdn$171,413. During the fiscal years ended November 30, 1993, 1994, 1995 and 1996, the Company purchased an aggregate of Cdn$394,094, Cdn$523,388, Cdn$306,806 and Cdn$117,845,
respectively, of printing services from HSL.

It is the Company's policy that transactions between the Company and persons or entities affiliated with the officers, directors, employees, or shareholders of the Company, which relate to the operations of the Company, will be on terms no less favorable to the Company than could have reasonably been obtained in arm's-length transactions with independent third parties.

See  "Executive   Compensation--Employment  and  Consulting  Agreements"  for  a
description of certain employment and consulting arrangements with officers and/or directors of the Company.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

        (a)   Exhibits

Exhibit
Number Exhibit
--------------

3.1(a) Articles of Incorporation, filed as an exhibit to the Company's Registration Statement on Form S- 18 (No. 33-11587C) and incorporated herein by reference.

3.1(b) Amendment to Articles of Incorporation, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

3.1(c) Revised Designations of Rights and Preferences of the 12% Convertible Preference Shares, Series 1, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

3.1(d) Form of Resolution setting conversion rate of the Series 1 Preference Shares, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

3.2 By-Laws, as amended, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

4.1 Specimen Common Shares Certificate, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

4.2 Form of Underwriter's Warrant to purchase 70,000 units, dated September, 1992, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

4.3 Form of Warrant for the Class A Warrants, filed as an exhibit to the Company's Registration Statement in Form S-1 (No. 33-47729) and incorporated herein by reference.

4.4 Form of Warrant for the Class B Warrants, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.5 Distribution Agreement, dated December 12, 1985, between Glow Resources, Inc., and Harvey Kalef & Associates, Inc., filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

10.6 Assignment of Distribution Agreement, dated April 1, 1986, between Harvey Kalef & Associates, Inc. and the Company, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

10.7 Stock Option Plan, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

10.8 Distribution Agreement, dated October 1, 1986, between American Express Travel Related Services Company, Inc. and the Company, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

10.10 Amended and Restated Employment Agreement between the Company and Harvey Kalef, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.12 Consulting Agreement between the Company and J. Gregory & Company, Inc., filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.13 Warrant Solicitation Fee Agreement, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.22 License Agreement between the Company and Nihon Keizai, dated August 31, 1991, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1991, and incorporated herein by reference.

10.23 Amended and Restated Memorandum of Agreement between the Company and ESSTRA Industries Corp., dated July 8, 1992, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.25 Amendment No. 1 to Amended and Restated Memorandum of Agreement between the Company and ESSTRA Industries Corp., dated August 17, 1992, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

10.26 Accepted offer to lease premises between the Company and H&R Properties Limited (successor landlord to Batise Investments et. al., referred to in Exhibit 10.19), dated December 16, 1992, filed as an exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended November 30, 1992, and incorporated herein by reference.

10.27 Warrant to Purchase Common Shares, dated March 3, 1993, issued to The Global Initiatives Fund, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976) and incorporated herein by reference.

10.28 (a) Form of Non-Negotiable 10% Promissory Note, dated September 8, 1993, issued by the Company, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33- 72976) and incorporated herein by reference.

      (b) Form of Non-Negotiable 6% Convertible Promissory Note, dated September 8, 1993, issued by the Company, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976) and incorporated herein by reference.

      (c) Form of Security Agreement, dated as of September 8, 1993, between the Company and the holders of such notes, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976) and incorporated herein by reference.

      (d) Form of Amendment dated in May 1994, between the Company and the holders of such notes, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976) and incorporated herein by reference.

10.29 (a) Promissory Note, dated September 18, 1992, by the Company to ESSTRA Industries Corp., filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1993, and incorporated herein by reference.

      (b) Letter Agreement, dated November 10, 1993, between ESSTRA Industries Corp. and the Company, filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33- 72976) and incorporated herein by reference.

      (c) Letter Agreement, dated February 14, 1994, between ESSTRA Industries Corp. and the Company, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1993, and incorporated herein by reference.

      (d) Letter Agreement, dated March 24, 1994, between ESSTRA Industries Corp. and the Company, incorporated herein by reference and filed as exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976).

      (e) Letter Agreement, dated April 28, 1994, between ESSTRA Industries Corp. and the Company, incorporated herein by reference and filed as an exhibit to the Company's Registration Statement on Form S-1 (File No. 33-72976).

10.30 Consulting agreement, dated November 1994, between the Company and The Merrick Group Limited, filed as an exhibit to the Company's Annual Report on Form 10-K for the year ended November 30, 1994, and incorporated herein by reference.

22.1 Subsidiaries of the Company, filed as an exhibit to the Company's Registration Statement on Form S-1 (No. 33-47729) and incorporated herein by reference.

27    Financial Data Schedule (Electronic filing only).


(B)   FINANCIAL STATEMENT SCHEDULES.

      Not applicable.

(C)   REPORTS ON FORM 8-K.

      None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized, this 14 day of October, 1997.


ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED


Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


                           President, Chief Operating Officer   October 14, 1997
/s/ Simon P. Meredith      and Director
---------------------
Simon P. Meredith

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED NOVEMBER 30, 1996

                    T A B L E     O F     C O N T E N T S




                                                                          PAGE


AUDITORS' REPORT............................................................1


COMMENTS BY AUDITORS FOR U.S. READERS
   ON CANADA - U.S. REPORTING CONFLICT......................................1


CONSOLIDATED BALANCE SHEET - ASSETS.........................................2


CONSOLIDATED BALANCE SHEET - LIABILITIES AND
   SHAREHOLDERS' EQUITY.....................................................3


CONSOLIDATED STATEMENT OF CONTRIBUTED SURPLUS...............................4


CONSOLIDATED STATEMENT OF DEFICIT...........................................5


CONSOLIDATED STATEMENT OF LOSS..............................................6


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL
   POSITION.................................................................7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.............................8 - 17

Armstrong                                                   Richard H. Armstrong
Szewczyk
 Tobias                                                        Peter D. Szewczyk

Chartered                                                         John R. Tobias
Accountants_____________________________________________________________________

                                AUDITORS' REPORT

To the Shareholders of
Artagraph Reproduction Technology Incorporated

We have audited the consolidated balance sheet of Artagraph Reproduction Technology Incorporated as at November 30, 1996 and 1995 and the consolidated statements of contributed surplus, loss, deficit and changes in financial position for the years ended November 30, 1996, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation.

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1996 and 1995 and the results of its operations and the changes in its financial position for the years ended November 30, 1996, 1995 and 1994 in accordance with generally accepted accounting principles in Canada.


                                                /s/ Armstrong Szewczyk & Tobias

Toronto, Canada                                 CHARTERED ACCOUNTANTS
September 9, 1997


                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 1996 and 1995 and as described in Note 14 to the consolidated financial statements. Our report to the shareholders dated September 9, 1997 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the consolidated financial statements.


                                                /s/ Armstrong Szewczyk & Tobias

Toronto, Canada                                 CHARTERED ACCOUNTANTS
September 9, 1997

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                           NOVEMBER 30, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)












                                                              1996        1995
                                                              ----        ----
ASSETS
   CURRENT
      Cash                                               $   85,422   $   50,549
      Accounts Receivable [Note 3]                          149,410      338,449
      Inventories [Notes 2(b) and 4]                        254,645      404,193
      Prepaid Expenses and Deposits                          58,438       76,000
                                                         ----------   ----------
                                                            547,915      869,191
                                                         ----------   ----------

   CAPITAL [Note 5]                                         154,267      288,681
                                                         ----------   ----------


   OTHER
      Patents                                             3,931,051    3,931,051
      Art Reproduction Rights                               441,875      441,875
                                                         ----------   ----------
                                                          4,372,926    4,372,926
      Less - Accumulated Amortization                     1,752,224    1,449,874
                                                         ----------   ----------
                                                          2,620,702    2,923,052
                                                         ----------   ----------

      Inventories [Notes 2(b) and 4]                        136,337      327,146
                                                         ----------   ----------

                                      TOTAL ASSETS       $3,459,221   $4,408,070
                                                         ==========   ==========

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                           NOVEMBER 30, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)

                                                                  1996        1995
                                                                  ----        ----
LIABILITIES
   CURRENT
      Accounts Payable and Accrued Liabilities             $    457,303    $    708,698
      Accounts Payable - Related Party [Note 6]                 171,411         165,825
      Customers' Deposits                                        11,200         270,946
      Current Portion of Long-Term Debt                         486,659         137,456
                                                           ------------    ------------
                                                              1,126,573       1,282,925
                                                           ------------    ------------
   LONG-TERM DEBT
      Notes Payable [Note 7]                                    486,659         493,400
      Less - Current Portion Due Within One Year                486,659         137,456
                                                           ------------    ------------
                                                                   --           355,944
                                                           ------------    ------------

                                    TOTAL LIABILITIES         1,126,573       1,638,869
                                                           ------------    ------------


SHAREHOLDERS' EQUITY
   CAPITAL STOCK [Note 8]
      PREFERENCE SHARES:
         Series 1
           805,000 {1995 - 805,000}                           3,701,809       3,701,809
         Series 2
           466,941 {1995 - 466,941}                           2,785,628       2,785,628

      COMMON SHARES:
        16,629,785 {1995 - 16,629,785}                        1,851,461       1,851,461
                                                           ------------    ------------

                                                              8,338,898       8,338,898

   CONTRIBUTED SURPLUS                                       11,775,000      11,775,000

   DEFICIT                                                  (17,781,250)    (17,344,697)
                                                           ------------    ------------
                                                              2,332,648       2,769,201
                                                           ------------    ------------
                                    TOTAL LIABILITIES
                                AND SHAREHOLDERS' EQUITY   $  3,459,221    $  4,408,070
                                                           ============    ============




                The accompanying notes form an integral part of
                    these consolidated financial statements.

APPROVED BY THE BOARD:  Director /s/ Simon P. Meredith  Director /s/ Signature
                                ----------------------          ----------------

To be read in conjunction with the Auditors' Report attached hereto dated September 9, 1997.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                  CONSOLIDATED STATEMENT OF CONTRIBUTED SURPLUS

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                          (STATED IN CANADIAN DOLLARS)









                                             1996         1995          1994
                                             ----         ----          ----


BALANCE - Beginning of Year              $11,775,000   $11,775,000   $11,775,000

ADD - Addition to Contributed Surplus           --            --            --
                                         -----------   -----------   -----------

BALANCE - End of Year                    $11,775,000   $11,775,000   $11,775,000
                                         ===========   ===========   ===========
































                The accompanying notes form an integral part of
                    these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                        CONSOLIDATED STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                          (STATED IN CANADIAN DOLLARS)

















                                            1996          1995          1994
                                            ----          ----          ----


BALANCE - Beginning of Year            $17,344,697    $16,297,602    $15,652,419

ADD - Net Loss                             436,553      1,047,095        645,183
                                       -----------    -----------    -----------

                                        17,781,250     17,344,697     16,297,602

ADD - Dividends [Note 9]                      --             --             --
                                       -----------    -----------    -----------

BALANCE - End of Year                  $17,781,250    $17,344,697    $16,297,602
                                       ===========    ===========    ===========
















                The accompanying notes form an integral part of
                    these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                         CONSOLIDATED STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                          (STATED IN CANADIAN DOLLARS)


                                                         1996          1995           1994
                                                         ----          ----           ----

SALES                                                $ 2,556,550    $ 2,139,271    $ 4,847,312
                                                     -----------    -----------    -----------


COST OF GOODS SOLD AND OTHER
   MANUFACTURING COSTS
      Cost of Goods Sold and Other Manufacturing
        Costs Before the Undernoted:                   1,701,238      1,640,343      2,867,246

      Amortization of Capital Assets                      33,576         45,126         60,922
                                                     -----------    -----------    -----------
                                                       1,734,814      1,685,469      2,928,168
                                                     -----------    -----------    -----------

                      GROSS PROFIT                       821,736        453,802      1,919,144
                                                     -----------    -----------    -----------


SELLING, GENERAL AND ADMINISTRATIVE
   EXPENSES
      Selling, General and Administrative Expenses
        Before the Undernoted:                           893,228      1,189,975      2,280,582

      Amortization of Capital Assets                      20,443         27,666         27,125
      Amortization of Patents                            302,350        252,000        252,000
      Loan Interest                                       47,804         45,739         47,859
      Royalties (Recovered)                                 --          (11,576)         6,332
                                                     -----------    -----------    -----------
                                                       1,263,825      1,503,804      2,613,898
      Less - Interest Earned                               5,536          2,907         49,571
                                                     -----------    -----------    -----------
                                                       1,258,289      1,500,897      2,564,327
                                                     -----------    -----------    -----------
                        LOSS FROM
                 OPERATIONS BEFORE TAXES                (436,553)    (1,047,095)      (645,183)

PROVISION FOR INCOME TAXES [Note 13]                        --             --             --
                                                     -----------    -----------    -----------

                        NET LOSS                     $  (436,553)   $(1,047,095)   $  (645,183)
                                                     ===========    ===========    ===========

NET LOSS PER COMMON SHARE                                $(.03)         $(.06)         $(.04)
                                                          ====           ====           ====

WEIGHTED AVERAGE NUMBER OF
   COMMON SHARES                                      16,629,785     16,629,785     16,629,785
                                                      ==========     ==========     ==========

                   The accompanying notes form an integral part of
                       these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

              FOR THE YEARS ENDED NOVEMBER 30, 1996, 1995 AND 1994
                          (STATED IN CANADIAN DOLLARS)

                                                                    1996         1995            1994
                                                                    ----         ----            ----
CASH WAS PROVIDED BY (APPLIED TO):
    OPERATING ACTIVITIES
        Net Loss                                              $  (436,553)   $(1,047,095)   $  (645,183)
        Add - Items not Affecting Cash:
                 Amortization of Capital Assets                    54,019         72,792         88,047
                 Amortization of Patents                          302,350        252,000        252,000
                 Loss on Disposal of Capital Assets                38,536           --           53,078
                                                              -----------    -----------    -----------
                                                                  (41,648)      (722,303)      (252,058)
        Accounts Receivable                                       189,039         90,242        403,276
        Inventories - Current and Long-Term                       340,357        454,582        169,004
        Prepaid Expenses and Deposits                              17,561        115,337        (39,955)
        Deferred Foreign Exchange Loss                               --             --          210,440
        Accounts Payable and Accrued Liabilities                 (251,395)      (508,848)      (389,793)
        Accounts Payable - Related Party                            5,586        125,177       (285,387)
        Customers' Deposits                                      (259,746)       270,946           --
        Dividends Accrued on Class "A" Preference Shares,
           Series 1                                                  --             --         (322,524)
                                                              -----------    -----------    -----------
                                                                     (246)      (174,867)      (506,997)
                                                              -----------    -----------    -----------
    FINANCING ACTIVITIES
        Loan Payable - Esstra Industries Corp.                       --             --          (70,876)
        Notes Payable                                              (6,741)        32,743         62,482
        Repayment of Note Payable - Esstra Industries Corp.          --             --       (2,313,110)
        Issuance of Capital Stock for Cash                           --            6,215      2,779,413
                                                              -----------    -----------    -----------
                                                                   (6,741)        38,958        457,909
                                                              -----------    -----------    -----------
    INVESTING ACTIVITIES
        Conversion of Capital Assets to Inventory                  41,860           --             --
        Acquisition of Capital Assets                                --          (32,758)       (65,069)
                                                              -----------    -----------    -----------
                                                                   41,860        (32,758)       (65,069)
                                                              -----------    -----------    -----------
                                INCREASE (DECREASE)
                                 IN CASH POSITION                  34,873       (168,667)      (114,157)

CASH - Beginning of Year                                           50,549        219,216        333,373
                                                              -----------    -----------    -----------

CASH - End of Year                                            $    85,422    $    50,549    $   219,216
                                                              ===========    ===========    ===========

SUPPLEMENTAL DISCLOSURE OF CASH
    FLOW INFORMATION:
        Interest Paid                                         $    35,150    $    45,739    $    47,859
                                                              ===========    ===========    ===========
        Income Taxes Paid                                     $      --      $      --      $      --
                                                              ===========    ===========    ===========



                  The accompanying notes form an integral part of
                      these consolidated financial statements.

                    ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   NOVEMBER 30, 1996
                             (STATED IN CANADIAN DOLLARS)



1.  INCORPORATION AND OPERATIONS

    The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings.


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    (a) PRINCIPLES OF CONSOLIDATION

        These consolidated financial statements include the consolidation of Artagraph Reproduction Technology Incorporated with its wholly-owned subsidiaries as follows:

                     Artagraph Reproduction Technology (USA) Corporation; Artagraph Reproduction Technology Corporation; and Artagraph Reproduction Technology Direct Corporation

        The wholly-owned subsidiaries have been inactive since November 30, 1988.

    (b) INVENTORIES

        (i) Inventories, whether classified as current or long-term assets, are valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis.

        (ii) The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, both in light of past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost and market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three year's (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:  [Continued]

    (c) CAPITAL ASSETS

        Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

             Equipment, Furniture and Fixtures........20% Declining Balance
             Leasehold Improvements...................Straight-line over Term of the Lease

        Moulds are recorded at cost and are amortized on the units-of-production basis which is sufficient to substantially amortize the cost of the moulds over their estimated useful lives.

        Patents are recorded at cost and are amortized on a straight-line basis,
        based  on  the  legal  life  of  such   intellectual   property,   which
        approximates fifteen years.

        At each balance sheet date, the Company reviews the remaining benefit associated with the Artagraph patents to ensure that the Company will generate sufficient undiscounted cash flows to recover their carrying costs.

        Art reproduction rights are recorded at cost and are amortized over their estimated useful lives on a straight-line basis over a period of three years.

    (d) TRANSLATION OF FOREIGN CURRENCIES

        These financial statements are presented in Canadian dollars.

        Transactions in foreign currencies are translated into Canadian dollars at exchange rates prevailing at the transaction date. Monetary assets and monetary liabilities are translated at the exchange rate prevailing at the balance sheet date.

        Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item.

    (e) MANAGEMENT REPRESENTATIONS

        In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 1996 and 1995 and the results of operations, changes in financial position and related note disclosures for the fiscal years ended November 30, 1996, 1995 and 1994 have been made.


3.  ACCOUNTS RECEIVABLE

    Accounts receivable consist of the following:
                                                         1996        1995
                                                         ----        ----

             Trade Accounts Receivable              $   168,410 $   352,652
             Less - Allowance for Doubtful Accounts      19,000      14,203
                                                    ----------- -----------

                                                    $   149,410 $   338,449
                                                     ==========  ==========

4.  INVENTORIES

    Inventories consist of the following:

                                           1996                                  1995
                           -------------------------------------  -------------------------------------

                                       Provision for                            Provision for
                                       Obsolete and                             Obsolete and
                             Gross      Slow-Moving        Net         Gross     Slow-Moving     Net
                            Amount      Inventories      Amount       Amount     Inventories    Amount
                            ------      -----------      ------       ------     -----------    ------
    Finished Goods         $    71,131  $       -     $   71,131  $    25,950  $      -      $   25,950
    Work-in-Process            942,895     (738,393)     204,502    1,497,451      (947,980)    549,471
    Raw Materials              115,349      -            115,349      155,918         -         155,918
                            ----------- -----------    ---------   ----------   -----------   ---------

                           $ 1,129,375  $  (738,393)  $  390,982  $ 1,679,319  $   (947,980) $  731,339
                            ==========  ===========    =========  ==========    ===========   =========

    Current Portion ................................  $  254,645  .........................  $  404,193
    Non-current Portion.............................     136,337  .........................     327,146
                                                       ---------                              ---------

                                                      $  390,982                             $  731,339
                                                       =========                              =========

    During the year,  inventories that were previously  provided for have been sold and,  consequently, the provision for slow-moving inventories has been reduced by $209,587.


5.  CAPITAL ASSETS
                                                      1996                           1995
---------------------------------------------------------------------------------------------
                                                    Accumulated      Net Book       Net Book
                                        Cost        Amortization       Value          Value
---------------------------------------------------------------------------------------------
Equipment, Furniture and Fixtures     $  676,530     $  552,147     $  124,383     $  170,851
Moulds                                   318,100        288,216         29,884         42,692
Leasehold Improvements                   288,958        288,958           --            2,602
Artwork                                     --             --             --           72,536
                                      ----------     ----------     ----------     ----------

                                      $1,283,588     $1,129,321     $  154,267     $  288,681
                                      ==========     ==========     ==========     ==========


6.  ACCOUNTS PAYABLE - RELATED PARTY - $171,411

    This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $117,845 (1995 - $306,806; 1994 - $523,388).


7.  NOTES PAYABLE

    On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the noteholders waived the default and approved a revised schedule of repayment of principal and payment of interest.

    During 1996, the Company was unable to remain current with this revised schedule and no renegotiations have been initiated. Consequently, the total amount due, including interest and principal, has been shown as a current liability.

7.  NOTES PAYABLE [Continued}

    During the year, the Company paid approximately $51,000 Cdn. of accrued interest:
                               1996                         1995

                     U.S. Dollars  Cdn. Dollars   U.S. Dollars  Cdn. Dollars
                     --------------------------   --------------------------
        Principal       $315,000     $428,400       $315,000       $427,770
        Interest          42,940       58,259         48,715         65,630
                        --------     --------       --------       --------

                        $357,940     $486,659       $363,715       $493,400
                        ========     ========       ========       ========

    These notes are secured by a general security agreement over all the assets of the Company.

8.  CAPITAL STOCK

    (a) SHARE CAPITAL

        The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

        (i) Non-voting, redeemable, class "A" preference shares, series 1 and series 2; convertible into common shares and have the right to cumulative dividends as and if declared in the amount of U.S. $0.60 per share per annum, payable quarterly in the first year of issuance and annually thereafter, as and when declared, subject to the provisions of The Ontario Business Corporations Act. The future dividend payments are payable in cash or common shares at the discretion of the directors.

             The directors have authorized 875,000 class "A" preference shares, series 1, of which 805,000 are issued, each of which is convertible into twelve common shares.

             The directors have authorized an unlimited number of class "A" preference shares, series 2 of which 466,941 shares were issued on May 19, 1994 for a cash consideration of $2,779,413, each of which is convertible commencing November 13, 1995, into 60 common shares; and

        (ii) Common shares

    (b) CAPITAL STOCK

        NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
        --------------------------------------------------------------------------

                                                  1996                  1995
                                        ----------------------  ----------------------

                                          Number of               Number of
                                           Shares    Amount        Shares    Amount
                                        ----------  ----------  ----------  ----------
        Balance - Beginning of Year        805,000  $3,701,809     805,000  $3,701,809

        Add - Shares Issued During Year       --          --          --          --
                                        ----------  ----------  ----------  ----------

        Balance - End of Year              805,000  $3,701,809     805,000  $3,701,809
                                        ==========  ==========  ==========  ==========

                                        PAGE 11

8.  CAPITAL STOCK [Continued]

    (b) CAPITAL STOCK [Continued]

        NON-VOTING, 12% CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
        -----------------------------------------------------------------------------
                                                        1996                       1995
                                              ------------------------    ------------------------

                                               Number of                    Number of
                                                Shares        Amount         Shares        Amount
                                              ----------    ----------    -----------    ----------
        Balance - Beginning of Year              466,941   $ 2,785,628        466,941   $ 2,779,413
                                              ----------    ----------    -----------    ----------

        Issued During Year:
           Public Offering                       -             -              -             -
           Adjustment to Underwriting Costs      -             -              -               6,215
           Conversion of Bridge Notes            -             -              -             -
                                              ----------    ----------    -----------    ----------
                                                 -             -              -               6,215
                                              ------------------------  -------------   -----------

        Balance - End of Year                    466,941   $ 2,785,628        466,941   $ 2,785,628
                                              ==========    ==========    ===========    ==========

        COMMON SHARES:
                                                        1996                       1995
                                              ------------------------    ------------------------

                                               Number of                    Number of
                                                Shares        Amount         Shares        Amount
                                              ----------    ----------    -----------    ----------
        Balance - Beginning of Year           16,629,785   $ 1,851,461     16,629,785   $ 1,851,461

        Add - Shares Issued During Year          -             -              -             -
                                              ----------    ----------    -----------    ----------

        Balance - End of Year                 16,629,785   $ 1,851,461     16,629,785   $ 1,851,461
                                              ==========    ==========     ==========    ==========

    (c) STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON SHARES

        The Company has issued various stock options for common shares of the Company's capital stock. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding ten years. In addition, the Company has granted warrants from time to time to lenders of the Company.

        The options and warrants are allocated as follows:
                                                            NUMBER OF SHARES
                                                        -----------------------

                                                           1996        1995
                                                           ----        ----

        Balance - Beginning of Year                      5,069,000    8,719,000

        Less - Options and Warrants Expired During Year  1,444,000    3,650,000
                                                        ----------   ----------

        Balance - End of Year                             3,625,000   5,069,000
                                                         ==========  ==========

8.  CAPITAL STOCK [Continued]

    (c) STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON SHARES [Continued]

        The options and warrants granted and outstanding as at November 30, 1996 are as follows:

                 Common Shares
                 Under Option
                  or Subject
                  to Warrants          Exercise Price         Expiry Date
                  -----------          --------------         -----------

                    150,000              U.S. $0.35               1997
                     25,000              U.S. $0.35               1998
                     25,000              Cdn. $1.50               1999
                     25,000              U.S. $1.50               2000
                  1,200,000              U.S. $0.01               2000
                  1,200,000              U.S. $0.20               2000
                  1,000,000              U.S. $0.25               2002
                 ----------

                  3,625,000
                  =========

    (d) PUBLICLY TRADED WARRANTS TO PURCHASE PREFERENCE SHARES

        In connection with the Company's May 19, 1994 public offering, the Company has issued 933,882 class "C" warrants which entitle the holder to purchase one (1) series 2 preference share of the Company at an exercise price of U.S. $9.60. Each of the warrants is redeemable at U.S. $0.02 at any time prior to its expiration, thirty-six (36) months after the closing of the recent public offering, only if the closing bid price of the series 2 preference shares for any preceding period of 20 consecutive trading days exceeded 120% of such warrant's exercise price.

    (e) OTHER WARRANTS AND CONVERTIBLE SECURITIES

        In May, 1994, the Company issued to its underwriter in a public offering of class "A" preference shares, series 2, warrants to purchase 32,500 units at a price of U.S. $9.60 per unit, each consisting of:

        (i)  One  (1)  12%  non-voting,   convertible,   redeemable   class  "A"
             preference share, series 2, without par value; and

        (ii) Two (2) redeemable class "C" preference share purchase warrants.


9.  DIVIDENDS

    (a) CLASS "A" PREFERENCE SHARES, SERIES 1

        The holders of the class "A" preference shares, series 1, are entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable annually in cash or common shares at the discretion of the directors.

        The Company anticipates that any subsequent dividends declared and payable on the preference shares in the foreseeable future will be paid in common shares.

9.  DIVIDENDS [Continued]

    (a) CLASS "A" PREFERENCE SHARES, SERIES 1 [CONTINUED]

        The quarterly dividends payable December 1, 1993 of $120,750 U.S. ($164,220 Cdn.); the dividends payable December 1, 1994 of $483,000 U.S. ($656,880 Cdn.); the dividends payable December 1, 1995 of $483,000 U.S. ($656,880 Cdn.); and the dividends payable December 1, 1996 of $483,000 U.S. ($656,880 Cdn.) have not yet been declared by the Company.

    (b) Class "A" Preference Shares, Series 2

        The holders of the class "A" preference shares, series 2, are entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable quarterly in cash for the first year after issuance and annually thereafter in cash or common shares at the discretion of the directors.

        The quarterly dividends for the first year have not been declared and any subsequent dividends declared in the foreseeable future will be paid in common shares.


10. SEGMENTED INFORMATION

    The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

    Operations and identifiable assets by geographic segments are as follows:

                                                         1996           1995         1994
                                                         ----           ----        ----
    DOMESTIC SALES               - CANADA            $    41,379   $    170,630   $   278,223
    INTERNATIONAL EXPORT SALES   - U.S.A.              1,668,104      1,810,427     4,417,669
    EUROPEAN ECONOMIC COMMUNITY                          729,600        111,215       110,894
                                 - OTHER                 117,467         46,999        40,526
                                                      ----------    -----------   -----------

                                                     $ 2,556,550   $  2,139,271   $ 4,847,312
                                                      ==========    ===========    ==========


    SEGMENT OPERATING LOSS                           $  (177,771)  $   (603,217)  $   (96,956)
                                                      ----------    -----------    ----------

    EXPENSES:
          General Corporate                              210,978        398,139       500,368
          Interest and Financing Costs Unallocated
             to a Segment                                 35,150         45,739        47,859
                                                      ----------    -----------    ----------
                                                         246,128        443,878       548,227
                                                      ----------    -----------    ----------

    NET LOSS                                         $  (423,899)  $ (1,047,095) $   (645,183)
                                                      ==========    ===========   ===========

    All significant identifiable assets and amortization relate to assets situated in Canada.

11. COMMITMENTS AND CONTINGENT LIABILITIES

    (a) MANAGEMENT SERVICES AGREEMENT

        The Company entered into a five year agreement in 1995 with The Merrick Group Limited and Mr. Simon Meredith to provide management services as President and Chief Operating Officer of the Company at a maximum monthly fee of Cdn. $10,000.

        If this agreement is terminated by either party, the Company shall be obligated to pay a termination fee of Cdn. $20,000 payable in two instalments on the 30th and 60th day following such termination.

        Consulting fees for 1996 of U.S. $88,235 were set up in the financial statements.

    (b) LEASE OBLIGATIONS

        Minimum future lease obligations, net of occupancy costs, for office, showroom and factory premises are $131,423 until January 31, 1998.


12. RECONCILIATION  BETWEEN  CANADIAN   AND  UNITED  STATES  GENERALLY  ACCEPTED
    ACCOUNTING PRINCIPLES

    The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

    The effect of such differences on the Company's consolidated balance sheet and consolidated statement of loss is as follows:

                                       1996                         1995                           1994
                           ----------------------------   ---------------------------   --------------------------
                               Canadian         U.S.         Canadian         U.S.        Canadian         U.S.
                               G.A.A.P.       G.A.A.P.       G.A.A.P.       G.A.A.P.      G.A.A.P.       G.A.A.P.
                               --------       --------       --------       --------      --------       --------
    (a) CONSOLIDATED
         BALANCE
         SHEET:

        Deferred Foreign
           Exchange Loss    $       --     $       --     $       --     $       --     $       --     $       --
                            ============   ============   ============   ============   ============   ============

        Total Assets        $  3,459,221   $  3,459,221   $  4,408,070   $  4,408,070   $  5,528,932   $  5,528,932
                            ============   ============   ============   ============   ============   ============

        Total Liabilities   $  1,126,573   $  1,126,573   $  1,638,869   $  1,638,869   $  1,718,851   $  1,718,851
                            ============   ============   ============   ============   ============   ============

        Capital Stock
           Issued           $  8,338,898   $ 10,380,441   $  8,338,898   $ 10,380,441   $  8,332,683   $ 10,380,441
                            ============   ============   ============   ============   ============   ============

        Contributed
           Surplus          $ 11,775,000   $ 11,775,000   $ 11,775,000   $ 11,775,000   $ 11,775,000   $ 11,775,000
                            ============   ============   ============   ============   ============   ============

        Accumulated
           Deficit          $(17,781,250)  $(19,829,008)  $(17,344,697)  $(19,392,455)  $(16,297,602)  $(18,345,360)
                            ============   ============   ============   ============   ============   ============

        Shareholders'
           Equity           $  2,332,648   $  2,332,648   $  2,769,201   $  2,769,201   $  3,810,081   $  3,810,081
                            ============   ============   ============   ============   ============   ============

                                        PAGE 15

12. RECONCILIATION   BETWEEN  CANADIAN  AND  UNITED  STATES  GENERALLY  ACCEPTED
    ACCOUNTING PRINCIPLES [Continued]

    (b) CONSOLIDATED STATEMENT OF LOSS:

                                                                    1996           1995           1994
                                                                    ----           ----           ----
        Net Loss under Canadian G.A.A.P.                      $   (436,553)  $ (1,047,095)  $   (645,183)
        Add - Compensation under Stock Option Plan                    -              -              -
               Expense of Deferred Foreign Exchange Losses            -              -              -
                                                               -----------    -----------    -----------
                                                                  (436,553)    (1,047,095)      (645,183)
        Less - Recovery of Deferred Foreign Exchange Losses           -              -           210,440
                                                                ----------    -----------    -----------

        Net Loss under U.S. G.A.A.P.                          $   (436,553)   $ (1,047,095)  $  (434,743)
                                                               ===========     ===========    ==========

        Net Loss per Common Share under U.S. G.A.A.P.
        (after Deduction of the Class "A" Preference
        Share Dividends [Note 9])                                $(.03)          $(.06)           $(.03)
                                                                  ====            ====             ====

    (c) WEIGHTED AVERAGE NUMBER OF SHARES
           - U.S. G.A.A.P. [Note 12(g)]                         16,629,785      16,629,785     16,629,785
                                                               ===========     ===========    ===========

    (d) WEIGHTED AVERAGE NUMBER OF SHARES
           - CANADIAN G.A.A.P.                                  16,629,785      16,629,785     16,124,224
                                                               ===========     ===========    ===========

    (e) Opinion 25 of the Accounting Principles Board requires that an employer recognize compensation costs for stock issued through non-variable employee stock option plans as the difference between the quoted market price of the stock at the measurement date (the date of the grant of the option) less the amount the employee is required to pay. In Canada, such costs are not recognized. Compensation costs relating to stock options issued to employees were recognized under U.S. G.A.A.P. during the year in the amount of $ Nil (1995 - $ Nil; 1994 - $ Nil).

        Under U.S. G.A.A.P. the compensation cost is recorded by increasing the dollar value of the shares under option to the market value of these shares, to the extent the option price is granted below market. Earnings are charged, in the period the option is granted, with the expense for compensation costs equal to the excess of the market value of the option over the option price granted.

    (f) For U.S. G.A.A.P. foreign exchange losses that related to long-term monetary items must be expensed in the year accrued. Under Canadian G.A.A.P. these losses are deferred and amortized as disclosed in Note 2(d).

    (g) Opinion 15 of the Accounting Principles Board requires that for U.S. G.A.A.P. purposes the Company follow the "Treasury Stock Method" in determining the weighted average number of shares. This method could result in a difference in the weighted average number of shares as determined in accordance with Canadian G.A.A.P.

        For U.S. G.A.A.P. purposes the "Treasury Stock Method" increases the weighted average number of shares by a factor which takes into consideration the number of stock options outstanding, the exercise price of these stock options and the quoted market price for the Company's shares. No similar calculation is required under Canadian G.A.A.P. to determine the weighed average number of shares.

    (h) Under U.S. G.A.A.P., accrued dividends on class "A" preference shares are not considered to be either an operating activity or a financing activity. Consequently, dividends accrued on class "A" preference shares would be deleted from operating activities and dividends would be reduced under financing activities. The cash position remains the same.

13. INCOME TAXES

    There are no current or deferred income taxes payable in Canada or the United States.

    The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $12,105,000 (1995 - $13,117,000) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

    These losses expire as follows:

               Year                  Canadian        U.S.           Total
               ----                  --------        ----           -----

               1997...............$ 3,786,000    $     -        $ 3,786,000
               1998.............      976,000          -            976,000
               1999...............  2,313,000          -          2,313,000
               2000...............  1,993,000          -          1,993,000
               2001.............      302,000          -            302,000
               2002..............     717,000        400,000      1,117,000
               2003..............      88,000      1,530,000      1,618,000
                                  -----------     ----------     ----------

                                  $10,175,000    $ 1,930,000    $12,105,000
                                   ==========     ==========     ==========


14. FUTURE OPERATIONS

    The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the consolidated financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The consolidated financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.


15. MAJOR CUSTOMER

    Sales to specific major customers of the Company were as follows:

                                          1996                    1995
                                  ----------------------  ----------------------

                                             Percentage              Percentage
                                  Percentage of Accounts Percentage of Accounts of Sales Receivable of Sales Receivable
                                  ---------- -----------  ---------- -----------
    SALES THROUGH ONE DIRECT
        MAIL MARKETING FIRM (U.S.)    -           -          16           -
                                                             ==

    SALES THROUGH TWO RETAIL
        COMPANIES (U.S.)             38          44          16          25
                                     ==          ==          ==          ==

    SALES THROUGH ONE ART
        PUBLISHING AGENT (U.S.)      23           -          37          34
                                     ==                      ==          ==