Form 10-K
period 1997-11-30
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-04-24
CIK 810269

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        --------------------------------

                                    FORM 10-K
                      [ X ] ANNUAL REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 1997

                     [ ] TRANSITION REPORT UNDER SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from __n/a________ to ___n/a_______

                           Commission File No. 0-16008
                           --------------------------

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                     Ontario, Canada                         98-0082514
              (State or other jurisdiction               (I.R.S. Employer
            of incorporation or organization)         Identification Number)

      5-7100 Warden Avenue, Markham, Ontario, L3R 8B5 Canada (905) 477-0252
         ----------------------------------
     Securities registered pursuant to Section 12(b) of the Exchange Act: None Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, without par value; Class A Preference Shares, Series 1, without par value; Class A Preference Shares, Series 2, without par value.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [ ] NO [X ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [ X ]

     The aggregate market value of the Common Shares held by non-affiliates based upon closing price of US$0.001, based on the average of the bid and ask price per share, on November 30, 1997, was approximately US$266,630.

     As of November 30, 1997 there were 266,629,785 Common Shares outstanding. Documents incorporated by reference: Yes. (See Item 14 page 25)

     PART I

     Item 1.   Business.

      General

     The Company manufactures high quality fine art reproductions of original paintings using the Company's patented and proprietary technologies and markets them through a variety of channels and programs, including retail stores, art publishers, joint ventures, overseas distributors, direct marketing campaigns and various other sources. The Company replicates both the color and brush stroke texture of the original, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)"), while its reproductions on paper are marketed as Works of A.R.T.TM

     The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as limited editions of works by the great masters, and have a suggested retail price of between US$399 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

     The Works of A.R.T.TM product line, which retailed at significantly lower prices, was originally introduced to allow the Company to broaden its universe of customers through volume-oriented North American retailers. Sales from this product line have always been disappointing. Consequently, while the Company continues to sell Works of A.R.T.(TM) from its current inventories, it has not introduced any new product or programs for the last three years.

     The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                                                          Year Ended November 30
                                                                          ----------------------
                                                         1997             1996              1995              1994
                                                         ----             ----              ----              ----
                                                                           (In Canadian Dollars)
     Canada...................................             60,046           41,379           170,630           278,223
     United States............................            887,833        1,668,104         1,810,427         4,417,669
     Overseas.................................             45,645          847,067           158,214           151,420
                                                 ----------------------------------------------------------------------
                                                          993,524        2,556,550         2,139,271         4,847,312
                                                 ----------------------------------------------------------------------

     Sales outside Canada are invoiced in United States Dollars. Thus, the Company is at risk to unfavourable changes in the exchange rates between Canadian and United States dollars.

     In the second half of 1994, the Company discovered a product quality problem with a significant number of ARTAGRAPH(R) reproductions previously shipped to a major customer in the publishing business. After several months of investigation, including analyses of raw materials and production processes, the Company modified its operations in an effort to eliminate repetition of such problems in the future. No subsequent product quality problems have since come to the Company's attention. As a consequence of this problem, and the time and resources required to resolve it, the Company's sales have not returned to the historic levels experienced prior to fiscal 1994.

     During 1995, the major publishing customer who had distributed the defective Artagraph(R) reproductions agreed to accept replacement product and also placed new orders for Artagraphs(R) with the Company. By August, 1995, the Company had replaced all the returned product. Replacement of the defective reproductions created severe financial and cash flow restrictions which have continued to severely impact all areas of the Company's business through to 1997.

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

     As of November 30, 1997, the Company had a library of approximately 170 different Artagraph(R) Edition titles, of which 100 are Impressionist or Post-Impressionist paintings and 70 are by contemporary artists, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.


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

     Sales and Marketing
     The Company markets through specialty retail, overseas distributors, direct mail and carries out contract printing for publishers.

     In September, 1995, the Company signed a five year Agreement with ART ATELIER ("ATELIER") being an exclusive, world-wide marketing and sales agreement for the contract printing business in the publishing market, and ATELIER is paid a commission of 25% of gross sales. ATELIER was responsible for developing contract printing business with the Company's fine art publishing customers over 1994 and 1995, worth approximately Cdn$3,000,000 in gross sales. However, subsequent to 1995 the sales revenues from this source have not reached the minimum contract requirement of Cdn$2,000,000 per annum.

     Specialty Retailers, Home Furnishings and Mass Merchandising
     During fiscal 1997, the Company continued to support existing customers in these markets. The Company's ability to initiate new opportunities and to continue to develop its marketing efforts to attract new customers has been severely limited due to severe cash flow constraints experienced by the Company since fiscal 1995.

     A major customer is The Museum Company, a 90-plus store chain located principally in the US that specializes in the retailing of high quality museum reproduction products. In an effort to boost sales in 1996, the Company provided new point-of-sale materials, including new catalogues, to all Museum Company stores and, to one of its flagship stores, provided video materials promoting the Artagraph(R) product. Sales in fiscal 1997 were 20% higher than in fiscal 1996 (see table on page 12 in the management discussion and analysis section).

     Overseas Distributors
     Sales of Cdn$1.9 million in earlier periods (through 1992) were attributable to the efforts of a Japanese distributor that is no longer marketing the Company's products. Since 1994 the Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors. One such new distributor was successful in creating significant sales into Spain's direct mail markets of Cdn$653,514 during fiscal 1996. This success was partly attributable to the discounted selling prices that this Company offered in exchange for cash sales. However, sales to this customer in 1997 are Cdn$Nil, owing to the lack of new programs and images.

     During the second quarter of 1996, the Company and a Chinese business partner signed an exclusive distribution agreement for the People's Republic of China. As of November 30, 1997, sales to China have been a very disappointing Cdn$31,000. The Chinese business partner believes that the lack of success to date is partly attributable to the undeveloped Fine Art Reproduction market in that country. This experience is not unique. The Spanish distributor had conducted marketing activities and had experienced a similar lack of sales in the first year, following the signing of its distribution agreement.

     The Company's international distributors, as of November 30, 1997, include the following:


                                                                                                   Min. Purchase
                    Name of Distributor           Exclusive Territory          Term                 Requirement
                    -------------------           -------------------          ----                -------------
                Gipa Trading SPRL...........       Belgium, Austria           November 1, 1996     1000 Units to Dec 1997
                                                   Germany,  Hungary          to December 1997     Thereafter 1500  per year
                                                   Poland                                          Target not met


                Beijing Ouhe Science and           Peoples Republic of China  August 1996 to
                Trading Corp................                                  December 1997        2100 Units
                                                                              January 1998 to
                                                                              December 1999        5000 Units

                A.R.T. (sea) Pte. Ltd.             Singapore                  Expired              Month to month
                                                   Malaysia, Brunei;

                Museo Albierto                     Luxembourg                 September 1996 to    US$100,000
                                                   Switzerland                December 1998
                                                   Spain, Portugal            November 1994 to     US$200,000
                                                   Andorra                    December 1998
                                                   Monaco


     In addition, the Company has signed short-term (6 months trial period) Distribution Agreements in the following territories: Argentina, Brazil, Chile, and Uruguay. Also, the Company signed non-exclusive agreements (dealer only) in Bahrain, Indonesia, Hong Kong, Kuwait, Mexico, Oatar, Oman, Saudi Arabia, Taiwan, and Thailand. Sales to these territories in fiscal 1997 were not significant, however the Company has not terminated any agreements, and agreements that have expired were continued informally on a month to month basis. All these agreements are on a best efforts basis and, like all the Company's distributor agreements, there can be no assurance of future revenues or profits from the efforts of any of these distributors.

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

     Commencing in February, 1994, the Company entered into a series of ten contracts with a major art publisher to produce a total of ten (10) Artagraphs Editions(R) depicting marine wildlife. The Company completed shipment of 15,000 reproduction ("pieces") based on these 10 reproduction images. However, due to product quality problems the Company had to replace approximately 60% of these reproductions in 1995. The Company secured further orders from this publisher in fiscal 1995 totalling Cdn$1,317,200, of which Cdn$592,600 was shipped in fiscal 1996. In 1997, the company did not receive any orders from this customer other than a small shipment for approximately Cdn$41,000. The loss of business from this customer is attributed to their decision to only sell reproductions in paper-based product, in order to minimize their capital investment. The Company also believes that the market for marine wildlife images has become saturated, and consequently sales will not return to previous levels.

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

     Direct Marketing
     In the past, the Company has marketed its products by direct mail. Revenues in this market were Cdn$Nil in fiscal 1997 and 1996, Cdn$346,000 in fiscal 1995, Cdn$340,000 in fiscal 1994, and Cdn$1,000,000 in fiscal 1993. The declines since 1993 are attributable to the reduction in marketing through American Express, because of the Company's inability to finance new programs due to its continuing liquidity problems.

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

     Competition
     The Company's reproductions must compete with a variety of decorative art products, including products from other companies which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within the marketplace while larger vendors can benefit from volume discounts. The Company must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies which market art reproductions such as lithographs and serigraphs. Nevertheless, the Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture; and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products, as well as its pricing and delivery policies. There can be no assurance that the Company will be successful in the art reproduction markets or that other processes will not provide successfully-competing products.


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


     Employees
     As of November 30, 1997, the Company had 10 employees and consultants, including management, administrative and production employees.


     Item 2.   Properties.

     The Company's executive offices, production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 26,668 square feet of space leased through February 1, 1998. The lease provides for a fixed annual gross rental ("gross rent")of Cdn$223,325, including its pro rata share of taxes, insurance, building maintenance and occupancy costs. Effective February 1998, the Company has negotiated a new lease for its offices in the same location, but with a reduced space of approximately 11,000 square feet. The term of the lease is for 5 years, and the fixed annual gross rent is Cdn$96,611.

     The Company believes its leased facilities are in good operating condition and adequate for its present and future requirements.


     Item 3.   Legal Proceedings.

     None,

     Item 4.   Submission of Matters to a Vote of Security Holders.

     None

     PART II

     Item 5.   Market for the Company's Equity Securities and Related Matters.

     During fiscal 1995, the Company was advised by NASDAQ that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company believes that this was in part due to the discontinuance of market-making activities by the Company's market-makers. Accordingly, the remaining securities, including the Class A Preference Shares, Series 1 and 2, were delisted. As noted in the May 12, 1994, offering prospectus, as a condition to NASDAQ approval of the Company's application to list the Units, (12% Convertible Redeemable Class A Preference Share, Series 2, and Redeemable Class C Preference Share Purchase Warrants) on NASDAQ, the Company agreed to the delisting of the Common Shares from the NASDAQ Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board; however, there are no market-makers at this time.

     The Company's initial public offering of Common Shares occurred in April 1987. In a 1992 Secondary Offering, the Company sold 805,000 Units, each consisting of one Series 1 Preference A Share, one Class A Warrant and one Class B Warrant. In a 1994 Offering, the Company sold 373,750 Units, each consisting of one Series 2 Preference A Share and two Class C Warrants. As of November 30, 1997 the Company had approximately 1300, 230, and 180 holders of record of the Common Shares, Series 1 Preference A Shares, Series 2 Preference A Shares respectively. All of the Company's issued warrants have expired.

     The following table sets forth the high and low bid quotations for these securities, as reported by NASDAQ or the National Quotation Bureau, Inc., for each quarterly period within the three most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.

       ----------------------------------------------------------------------------------------------------
                             In U.S.        Series 1                Series 2              Common
                             Dollars       Preference             Preference              Shares
                                             Shares                  Shares
       ----------------------------------------------------------------------------------------------------
                        Fiscal Year      High       Low        High       Low      High        Low
       ----------------------------------------------------------------------------------------------------
                        1995
                        1st Quarter          --        --           --       --       0.03        0.001
                        2nd Quarter          --        --           --       --      0.025        0.005
                        3rd Quarter          --        --       0.0625   0.0625       0.50        0.005
                        4th  Quarter         --        --           --       --       0.15        0.001

                        1996
                        1st Quarter          0.5      0.5           --       --       0.50        0.001
                        2nd Quarter           --       --           --       --       0.02        0.001
                        3rd Quarter           --       --           --       --         --           --
                        4th  Quarter          --       --           --       --       0.02      0.00025


       ----------------------------------------------------------------------------------------------------
                             In U.S.        Series 1                Series 2              Common
                             Dollars       Preference             Preference              Shares
                                             Shares                  Shares
       ----------------------------------------------------------------------------------------------------
                        Fiscal Year      High       Low        High       Low      High        Low
       ----------------------------------------------------------------------------------------------------
                                                                                                           Share
                                                                                                           Volume
                        1997                                                                               ------
                        1st Quarter          No Market            No Market        0.01       .00025        34,001
                        2nd Quarter        For Company's        for Company's      N/A          N/A           N/A
                        3rd Quarter        Series 1 Pref        Series 2 Pref     0.001        0.001        23,000
                        4th  Quarter          Shares               Shares          N/A          N/A           N/A

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

     Except for the initial four quarterly dividends paid on the Series 1 Preference Shares issued in the 1992 Offering, the Company has never paid cash dividends. Due to the Company's continuing working capital problems, the Company has failed to declare and pay US$0.60 per share of dividends on the Series 1 and Series 2 Preference Shares. As a result, the Company has accumulated undeclared dividends on the Preference Shares of US$2,763,163, as at November 30, 1997. The Company does not anticipate that it will generate sufficient cash, to pay in cash the initial four quarterly dividends on the Series 2 Preference Shares for the foreseeable future. Furthermore, it is the Company's present expectation that any additional dividends payable on the Preference Shares would likely be paid in Common Shares.

     The payment of dividends on the Preference Shares or Common Shares will depend on the Company's future earnings and financial condition and such other factors as the Board of Directors of the Company may then consider relevant.

     The Company currently intends to retain its earnings to assist in financing business development and operations.

     Item 6.   Selected Financial Data.

     The following presents selected consolidated financial data for the Company in Canadian dollars and in accordance with U.S. Generally Accepted Accounting Principles (US-GAAP"). It should be read in conjunction with the separate consolidated financial statements of the Company and related notes included elsewhere herein, which were prepared under Canadian Generally Accepted Accounting Principles ("Cdn-GAAP"). This consolidated data should be compared to the Company's Financial Statements and the reconciliation of the financial information presented between Cdn-GAAP and US-GAAP. The financial data as of November 30, 1997, and for the four previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.


                    (Stated in Canadian Dollars under U.S. Generally Accepted Accounting Principles)
                                                    Year ended November 30
                    -----------------------------------------------------------------------------------------------
                                     1997              1996            1995            1994             1993
                                     ----              ----            ----            ----             ----
      Summary of operations:
      Sales..................          993,524        2,556,550       2,139,271      $4,847,312      $ 4,806,543
      Cost of goods sold.....          871,656        1,701,238       1,640,343       2,867,246        2,936,674
      Gross profit...........          121,868          855,312         498,928       1,919,144        1,797,367
      Depreciation and                 298,671          356,369         324,792         340,047          386,630
       amortization..........
      Selling, general and
       administrative expenses         489,335          887,692       1,178,399       2,286,914        3,726,280
      Interest and finance
       expense...............           65,573           47,804          45,739          47,859           47,863
      Operating loss.........         (731,711)        (442,089)     (1,050,002)      ( 695,384)     ( 2,112,802)
      Interest income........               --            5,536           2,907          49,571            5,546
      Income taxes...........               --               --              --              --               --
      Loss before discontinued
       operations............         (731,711)        (436,553)     (1,047,095)      ( 645,183)     ( 2,107.256)
      Discontinued operations               --               --              --              --               --
      Net loss...............         (731,711)        (436,553)     (1,047,095)      ( 645,183)     ( 2,107,256)
      Dividends: Series 1
       Preference Shares.....               --               --              --                        ( 473,462)
      Dividends: Series 2
       Preference Shares.....               --               --              --              --               --
      Net loss after dividends
      on  Series 1 Preference         (731,711)        (436,553)     (1,047,095)       (645,183)     ( 2,580,718)
      Shares.................
      Net loss per Common
       Share before dividends
      on Series 1 & Series 2
       Preference Shares.....           (0.003)           (0.03)          (0.06)         ( 0.04)          ( 0.13)
      Net loss per Common
       Share after dividends
       on Preference Shares..           (0.003)           (0.03)          (0.06)         ( 0.04)          ( 0.16)

      Weighted average
       number of Common
       shares outstanding....      266,629,785       16,629,785      16,629,785      16,629,785       16,629,785

      Summary of balance
       sheet data:
      Current assets.........          592,381          547,915         869,191       1,761,824      $ 2,328,283
      Total assets...........        3,111,323        3,459,221       4,408,070       5,528,932        6,503,470
      Current liabilities....        1,177,886        1,126,573       1,282,925       1,488,522        3,873,479
      Long-term liabilities..               --               --         355,944         230,329        1,164,580
      Total liabilities......        1,177,886        1,126,573       1,638,869       1,718,851        5,038,059
      Contributed surplus....       11,775,000       11,775,000      11,775,000      11,775,000       11,775,000
      Accumulated deficit....     (20,560,176)      (19,829,005)    (19,392,455)   ( 18,345,360)    ( 17,910,617)
      Shareholders' equity...        1,933,437        2,332,648       2,769,201       3,810,081        1,465,411


     Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.


     a)   General

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


     b) Year ended November 30, 1997, compared with year ended November 30, 1996

     The Company recorded a loss of Cdn$731,711 for the year ended November 30, 1997, a decline from the loss of Cdn$436,553 for the comparable period in 1996. Sales revenues at Cdn$993,524 for the year ended November 30, 1997, were a sharp decline from 1996's of Cdn$2,556,550. Sales revenues for the forth quarter in fiscal 1997 were Cdn$342,706 (1996 -- Cdn$676,576) an improvement over the first three quarters' sales of Cdn$163,239, Cdn$175,305 and Cdn$306,295, respectively. The sales revenue decline reflected the Company's reliance on two customers for approximately 54% of its total sales revenues, in the previous year. However, in fiscal 1997 there was an almost complete absence of sales to these two customers. Notably, sales to Lassen International, a major publishing customer, and sales to its Spanish distributor were Cdn$30,825 and Cdn$nil, year-to-date in 1997, compared to 1996's revenues of Cdn$596,947 and Cdn$658,319 respectively.

     Gross profit for the first year fell Cdn$724,570 from Cdn$821,736 in 1996 to Cdn$97,166 in 1997. However, lower operating expenses in 1997 contained the net loss to Cdn$731,711 compared to the loss in 1996 of Cdn$436,553. Operating cash flow for the year was negative at Cdn$299,827 a decline compared to the same period in 1996, when the Company recorded a break-even cash flow of (Cdn$246). The Company's working capital balance remained negative at Cdn$585,505, as at November 30, 1997, compared to negative working capital of Cdn$578,657 at year end November 30, 1996.

     There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors.

     In the last quarter of fiscal 1997, pursuant to a Regulatory S Offering, the Company raised Cdn$332,500, net of associated costs, to use for working capital purposes.

     Sales
     Tabled below are the sales to the Company's major customers, which are also expressed as a percentage of total sales, for the last three fiscal years. The loss of any one of these customers would have a serious detrimental impact on its ability to continue to operate in the future.

                                                  1997           %          1996           %          1995           %
                                                        In Canadian Dollars
       ------------------------------------------------------------------------------------------------------------------
       Total Sales                              $993,524       100%      $2,556,550      100%      $2,139,271      100%
       -----------                              --------       ----      ----------      ----      ----------      ----
       Sales to one Publishing Customer         $30,825         3%        $592,600        23%       $798,000        37%

       Sales to another  Pub. Customer         $264,881        27%        $149,423         6%        $90,950         4%

       Sales to one Spanish Customer              $Nil           -        $653,514        26%         $Nil           -

       Sales to one Direct Mail Customer          $Nil           -          $Nil           -        $345,917        16%

       Sales to one Retail Customer            $365.556        37%       $305,271         12%       $346,000        16%

     The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the year ended November 30, 1997, the Company recorded sales to its main retail customer of Cdn$365,556, which represents 37% of its total sales revenues. Four other customers represented a further 37% of the Company's annual sales revenues. The decline of sales revenues from Cdn$2,556,550 in 1996 to Cdn$993,524 in 1997, represents the almost complete absence of sales, in 1997, to two of its major customers of 1996. First, the decline of sales to the Spanish market reflects the inability of the Company to finance new products and new programs to offer to this customer. Second, one of the Company's publishing customers experienced significant declining sales in 1997, and has switched emphasis to paper-based fine art reproductions, as an alternative to the Company's canvas-based product line.

     The publishing customer's switch to an alternative product partly reflects its desire to reduce its investment in inventories. In order to re-establish new orders from this customer and other customers in the limited edition contract printing market, the Company has modified its policies for pricing and shipment. Deposits on contracts now cover only initial process costs, such as colour printing, thereby reducing publisher customers' initial capital commitments. Under these new policies, the Company processes the product only through the final texturing phase, on an as needed basis, in order to more closely match customers' actual sales orders.

     Owing to the Company's inability to finance new initiatives, or to attend trade shows, or to hire dedicated sales personnel to sell in its markets, the Company continues to achieve limited success in developing new opportunities to replace the loss of sales revenues from its existing customers and markets.

     The Company believes that the Artagraph process is very price-competitive with other known canvas-textured products that are available in the market today. This is in major part due to the

     Company's new contract pricing and ordering policies. The customers can now initiate an Artagraph reproduction order for approximately 20% of the previous initial financial commitment. Further investment in additional manufacture of Artagraph reproductions for customers under this new program is directly tied to actual advance sales.

     While the Company is currently negotiating with several major publishing customers, and the Spanish distributor believes that there are opportunities in the European market -- if the Company can offer new images, programs and point-of-sale materials -- there can be no guarantee that these efforts will be successful in generating new revenues.

     The Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture, and the colour intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.


     Gross Profit

     Gross profit for the first year fell Cdn$724,570 from Cdn$821,736 in 1996 to Cdn$97,166 in 1997.

     The gross margin fell in fiscal 1997 to 10%, from 32% for the comparable period in 1996. However the gross margin in the Company's 1997 forth quarter was 23%, an improvement over the earlier quarters of 1997, when the gross margin was negative for the first two quarters. In the third quarter gross margins had returned to a positive number at 19%.

     The reduction of gross margin, from 1996 to 1997, and the improvement of gross margin in the third an fourth quarters, is attributable to the negative impact of fixed overhead costs to sales revenues. Fixed overhead costs, including rent and plant salaries, as expressed as percentages of comparable sales revenues were 67%, 60%, 31% and 34% for the respective quarters of 1997, as compared to 20% for the year to November 30, 1996. In the last two quarters retail sales finished strongly, as well, the Company shipped two new orders to a publishing customer.


     Selling Expenses

     In 1997, selling expenses at Cdn$84,814 were down Cdn$195,137 from Cdn$279,951 in 1996. The reduction in selling expenses is mainly attributed to the lower proportion of sales revenues carrying sales commissions in 1997 over 1996.

     General and Administration

     General and administrative expenses were Cdn$404,521 for 1997, and compare favourably with the higher administration costs in 1996 of Cdn$549,600. The major savings resulted from lower salaries, professional and consulting fees, as well, in 1996 other general and administration expenses included a one time charge of Cdn$79,000, for a bad-dept provision against accounts receivable.


     c) Year ended November 30, 1996, compared with year ended November 30, 1995

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

                                                  1996           %          1995           %          1994           %
                                                        In Canadian Dollars
       -------------------------------------------------------------------------------------------------------------------
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

     The customer-base in the catalogue business changed from 1995 to 1996. First, approximately Cdn$85,000 of clear-out catalogue product was sold to a new customer in the framing business working out of New York State. Second, the Company sold approximately Cdn$135,000 of surplus inventory in the catalogue product line for cash to a customer in the Florida market. (The cash proceeds obtained from the latter sale were used to satisfy certain obligations that were due to the Company's note holders and other trade creditors.) Both these new customers are not anticipated to provide repeat business. This business, along with opening sales orders to certain retail stores off set declines in sales of catalogue product to the North American direct mail market, principally American Express. Sales to American Express were Cdn$nil in 1996, compared to Cdn$345,917 in fiscal 1995. Sales to the Company's other major catalogue customer, The Museum Company, declined in 1996 by Cdn$40,000 to Cdn$305,271.

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

     The Company believes that the Artagraph(R) process is very competitive with other known canvas-textured products that are available in the market today. This is in major part due to the Company's new contract pricing and ordering policies. Customers can now initiate an Artagraph(R) reproduction order for approximately 20% of the previous initial financial commitment. Further investment in additional manufacture of Artagraph(R) reproductions for customers under this new program is directly tied to actual advance sales.

     In fiscal 1997 the Company's sales revenues have significantly declined in the nine month period ending November 30, compared to the same period in fiscal 1996. Based upon the current fiscal 1997 sales revenue trends, the Company may have annualized sales of approximately Cdn$800-900,000 in fiscal 1997, compared to Cdn$2,556,550 in fiscal 1996. This decline in sales revenues is mainly attributable to the complete absence of sales to the Company's major publishing customer and to the Spanish customer in fiscal 1997, compared to Cdn$592,600 and Cdn$653,514 respectively in fiscal 1996.

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

     Included in the 1996 expenses was a bad debt provision of Cdn$78,000 compared to 1995 of Cdn$nil. This loss consisted of Cdn$40,000 owed by a Belgium distributor that was formally placed into bankruptcy and, Cdn$38,000 being the balance owed by a former customer in the State of New York. The Company does not anticipate recovering any moneys from the bankrupt Belgium company but is pursuing legal action against the former customer in New York State.

     d)  Liquidity and Capital Resources

     There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in its financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors.

     During September 1997, the Company's Board of Directors authorized the preparation of a Regulation S Offering, whereby the Company offered, in a private placement transaction exempt from registration under Regulation S, a total of 500 units, each unit consisting of 1,000,000 shares of the Company's common stock at an offering price of US$1,000 per unit.
     The first sale took place on October 2, 1997.

     As of February 1998, the Company has completed an offering of its securities under Regulation S, whereby a total of 250 million shares of the Company's common stock were issued in consideration for the receipt of a total of US$250,000. As a result of the offering, the Company now has a total of 266,629,789 shares of common stock issued and outstanding. The company intends to use the proceeds derived from the offering for working capital purposes.

     During fiscal 1997, the Company terminated its contract with its transfer agent, American Stock and Transfer Company, and signed a new agreement with Equity Transfer Company of Toronto, Canada. The Company believes that the new transfer agent's services are better suited to the Company's current situation, and the monthly fees charged by Equity Transfer are less than half the former transfer agent's charges.

     The Company's working capital remained negative as at November 30, 1997, at Cdn$585,505, similar to the balance at the fiscal 1996 year end of negative Cdn$578,657. The principal reason for the negative working capital is the Cdn$553,934 owed to the note holders, which has been classified as a current liability. In addition, certain trade creditors and the Notes Payable are payable in US dollars, and the sharp decline of the Canadian dollar against the US dollar resulted in higher reported Canadian liabilities at November 30, 1997. During the first three quarters of 1997, the Company's working capital had further declined by approximately Cdn$300,000. This decline was attributable to reductions in trade accounts receivable, current inventories and cash balances which were utilized to fund operations, as well as increases in current liabilities resulting from Company's negotiations for extended payment terms from its creditors. In the forth quarter, the working capital position improved, as the Company was able to raise Cdn$332,500, net of associated costs, through the Regulation S Offering.

     Unless the Company is able to significantly increase sales from the level experienced in 1996, 1997, and subsequent to November 30, 1997, or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain addition working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

     The Company did not have a functional Board of Directors from October 1995 until May 1997. Consequently the Company did not have the power to place equity or borrow funds until such time as a new Board of Directors was elected by the shareholders. On May 8, 1997 at a special meeting of shareholders a Board of Directors was elected. Notwithstanding, the election of a Board of Directors, the Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital could be severely restricted.

     In May 1994, during the Company's application to list Units (12% Convertible, Redeemable Class A Preference Shares, Series 2) on NASDAQ, as a condition to NASDAQ's approval, the Company agreed to cause the Company's common sales to be removed from the NASDAQ Small-Cap market. In fiscal 1995, the Company was advised by NASDAQ that the Company's Class A Preference Shares, Series 1 and 2, were no longer in compliance for continued listing on NASDAQ's Small-Cap Market. The Company believes this was in part due to discontinuance of market making activities by market makers. Consequently, the quotation of the Company's securities is now on the NASDAQ OTC Bulletin Board; however there are no market makers at this time.

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

     The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding convertible securities, and cumulative dividends expected to be paid in common shares, is summarized on the following page.

       ----------------------------------------------------------------------------------------------------------------------
            Name of Security       Amount Outstanding     Conversion Rate Terms       Underlying      Additional Information
                                                                                     Common Shares
       ----------------------------------------------------------------------------------------------------------------------
       Series 1 Preference Shares        805,000        Convertible into twelve        9,660,000      Cumulative dividends
                                                        (12) common shares.                           payable in cash or
                                                                                                      common shares (see
                                                                                                      next)
       Cumulative Dividends on           - n/a -        Based on closing price     2,052,750,000      Based on a cum.
       Series 1 Preference Shares                       as at Nov. 30, 1997, of                       dividend total of
                                                        $US0.001.                                     $US2,052,750
       Series 2 Preference Share         466,941        Convertible into sixty        28,016,460      Cumulative dividends
                                                        (60) common shares.                           payable in cash or
                                                                                                      common shares (see
                                                                                                      next)
       Cumulative Dividends on           - n/a -        Based on closing price       700,413,000      Based on a cum.
       Series 2 Preference Shares                       at Nov. 30, 1997 of                           dividend total of
                                                        $US0.001.                                     $US700,413
        --------------------------------------------------------------------------------------------------------------------


     On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the note holders waived the default and approved a revised schedule of repayments of principal and payment of interest.

     During the last two fiscal years, the Company was unable to remain current with this revised schedule and no re-negotiations have been initiated. Consequently, the total amount due, including interest and principal, has been reclassified as a current liability. During fiscal 1996, the Company had paid approximately Cdn$51,000 of accrued interest, however, it made no payments to the Note holders in fiscal 1997. The notes are secured by a general security agreement over all the assets of the Company.

     Item 8.   Financial Statements

     Financial statements together with the auditor's report thereon are attached following the signature page to this Form 10-K.

     As stated in the Note 14 to Consolidated Financial Statements -- The accompanying consolidated financial statements have been prepared on the basis of accounting principles applicable to a going concern. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the consolidated financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The consolidated financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

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

     Roger Scarr is President of Zynex Corporation from 1989 to August 1997. He is also President of HR Capital from 1995 to date.

     Michel van Herreweghe was Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to present; Foreign accounts Manager Commonwealth Asset Managers Limited (Bahamas) 1994 to June 1997. He was appointed State of Florida Commissioner of Deeds 1994 to present; Director Creditanstalt Bank of Switzerland, A.G. 1996 to present.

     Francoise Jacquel was Director of Xxpert Rental Tool Inc. from 1993 to 1994; Director and Vice President of Finance of Swiss Capital Funds Corp. from 1994 to present; Director of First Canadian Securities Corporation (Bahamas) from 1995 to June 1997; Director of Orford Resources Ltd. from 1994 through 1995; Director of Lignex Inc. 1995; Director of Harrington Financial Inc. from 1995 through 1996.

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

                                                          (In Canadian Dollars)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
                                                                                      Compensation
                                     Annual Compensation                              Awards
       Name and                      Year Salary   Bonus    Other           Restricted     Securities   All
       --------                      ---- -------  ------   -----           ----------     ----------   ---
       Principal Position                 ($)      ($)      Annual          Stock          Underlying   Other
       ------------------                 ---      ---      ------          -----          ----------   -----
                                                            Compensation    Awards ($)     Options (#)  Compensation ($)
                                                            ($)             ----------     -----------  ----------------
                                                            ---
       Gerald Wilks                  1997    --       --          --             --            --                  --
       Chairman of the Board (1)     1996    --       --          --             --                                --
                                     1995    --       --      75,000(2)          --        2,400,000(3)            --
       Simon Meredith                1997    --       --      75,000(5)          --            --                  --
       President                     1996    --       --     120,000(5)          --            --                  --
                                     1995    --       --     120,000(5)          --            --                  --
       New Directors (6)
       Roger Scarr                    --     --       --          --             --            --                  --
       Michel van Herreweghe          --     --       --          --             --            --                  --
       Francoise Jacquel              --     --       --          --             --            --                  --
       Roger Kirby                    --     --       --          --             --            --                  --


     1) Mr. Wilks was appointed Chairman of the Board and Chief Executive Officer in September 1993, and resigned October 20, 1995.

     (2) Represents the fees paid in US dollars to a consulting company owned by members of Mr. Wilks' family. See "Employment and Consulting Agreements".

     (3) On March 24, 1994, the Company granted to a consulting company owned by Mr. Wilks' family an option, exerciseable at US$0.20, per share, to purchase 6,000,000 common shares. One-fifth became exerciseable at the completion of the May, 1994, Public Offering; an additional one-fifth vests and becomes exerciseable on each of the first through the fourth anniversaries of the initial grant. Effective with Mr. Wilks resignation, 3,600,000 common shares remain unvested (see Employment and consulting agreements)

     (4) In November, 1994, Mr. Meredith was appointed President and Chief Operating Officer.

     (5) Represents the fees paid in Canadian dollars to a consulting company owned by Mr. Meredith. See "Employment and Consulting Agreements.

     (6) Newly elected directors -- Special Shareholders Meeting dated May 8,
     1997

     Employment and Consulting Agreements

     The Company and its subsidiary, A.R.T. USA, were under agreement with a Florida corporation beneficially owned by members of Gerald Wilks' family (the "Contractor"). The Contractor agreed to provide Mr. Wilks' services as Chairman of the Board and Chief Executive Officer of the Company and A.R.T. USA for five years.

     For its services under the agreement, the Contractor received an annual administrative fee of US$75,000. The Contractor was entitled to elect to receive Common Shares in lieu of all or a portion of each year's fee, with such shares to be valued for this purpose at their fair market value as of the time of such election. In addition, on March 24, 1994, the Contractor was granted an option, exerciseable at a price of US$0.20, per share, to purchase 6,000,000 Common Shares. One-fifth of the option was to become exerciseable in 1994 and an additional one fifth was to become exerciseable on each of the first through the fourth anniversaries of the initial grant.

     By agreement dated October 20, 1995, the Company and Gerald Wilks agreed to the resignation of Mr. Wilks as Chairman of the Board of the Company, and the termination of the Consulting Agreement between JRB Associates Inc., an entity affiliated with Wilks through which he served as consultant to the Company. The termination agreement acknowledges that no termination payment shall be due and payable; that options to purchase 2,400,000 common shares of the Company have been vested and become exerciseable; and, that the remaining 3,600,000 common shares are unvested. The options remain exerciseable for five years; 1,200,000 at a price of 20 cents per share; 1,200,000 at a price equal to the close of market price, multiplied by 120%, as posted October 20, 1995.

     In November, 1994, the Company entered into a five-year consulting agreement with The Merrick Group Limited, a company beneficially owned by Simon Meredith. Under the terms of the contract, Mr. Meredith provides management services to the Company for up to 100 hours per month as President and Chief Operating Officer.

     On October 1, 1997, the Company signed a one year consulting agreement with Creative Enterprises Inc. (hereinafter referred to as the "Consultant"). The Consultant has provided and will be providing consulting services in foreign countries excluding Canada, including international managerial services, distribution, sales and promotion, contract negotiations, financial services, advertising and such other consulting services in the international forum from time to time as agreed upon. In consideration for the services rendered by the Consultant the Company paid a retainer to the Consultant of US$105,000. A further consulting fee was paid December 18, 1997, of US$35,000 for a total of US$140,000. Either party may terminate the Agreement by giving the party ninety (90) days written notice.

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

     The option price per share with respect to each option is determined by the Board of Directors or the Committee. Options may be granted in cumulative increments over a period of months or years as determined by the Board of Directors or the Committee. The option price is payable in cash or in part by the payment for such shares by any other property or in any other form specified in the applicable option agreement. The period of each option is fixed by the Board of Directors or the Committee, but in no event may it be longer than 10 years. Options granted under the Plan are nontransferable. No options were granted in fiscal 1997.

     Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

     The following table sets forth certain information with respect to unexercised options held by such individuals at the end of fiscal 1997.

                               Shares                             Number of Securities       Value of Unexercised in the
                             Acquired on    Value Realized       Underlying Unexercised            Money Options at
      Name                  Exercise (#)        ($)               Options at FY-End (#)                FY-End ($)
      ----                  ------------    --------------       ---------------------      ----------------------------
      Harvey Kalef               --               --                   1,000,000                        $Nil
      Simon Meredith             --               --                      --                             --
      Roger Scarr                --               --                      --                             --
      Michel van
      Herreweghe                 --               --                      --                             --
      Francoise Jacquel          --               --                      --                             --
      Roger Kirby                --               --                      --                             --

     The calculations of the value of unexercised options are based on the difference between the closing bid price of the Common Shares on NASDAQ on November 30, 1997 of US$.001, and the exercise price of each option, multiplied by the number of shares covered by the option.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth, as of February 28, 1998, certain information with respect to the beneficial ownership of the Company's Common Shares by: (i) each person known to the Company to be the beneficial owner of more than five percent of the Common Shares; (ii) each director and executive officer of the Company; and (iii) all directors and officers of the Company as a group.

                                                    Common Shares
                                                      Quantity           %
                       Total Shares Issued          266,629,785         100
                                                    -----------         ---
               Directors
               S. P. Meredith (1) (2)                         0         n/a
               M. van Herreweghe (1) (2)                      0         n/a
               Roger Scarr (1)                                0         n/a
               F. Jacquel (1) (2)                             0         n/a
               Roger Kirby (1)                                0         n/a
               Others                      [none greater than 5%]       n/a

     (1) Elected Director May 8, 1997, at the Special Shareholders Meeting. c/o A.R.T. Inc. 5 -7100 Warden Ave. Markham, Ont. Canada, L3R 8B5.

     (2) Simon P. Meredith, President. General Delivery, Kettleby, Ontario, Canada, L0G 1J0. Michel van Herreweghe, Vice President. 1402 East Las Olas Blvd. Suite # 909, Fort Lauderdale, Florida. U.S.A. 33301.
     Francoise Jacquel, Secretary. 14 Sheppard Square, North York, Ontario. Canada. M2K 1A1.

     Item 13.  Certain Relationships and Related Transactions.

     At November 30, 1997, amounts due to Herzig Somerville Limited ("HSL"), a Company controlled by Ernest Herzig, a former member of the Board of Directors and a significant shareholder of the Company, were Cdn$159,796. During the fiscal years ended November 30, 1994, 1995, 1996 and 1997, the Company purchased an aggregate of Cdn$394,094, Cdn$523,388, Cdn$306,806 and Cdn$117,845, Cdn$nil respectively, of printing services from HSL.

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

     PART IV


     Item 14.   Exhibits, Financial Statement Schedules, and Reports on
                Form 8-K.

          (a)   Exhibits

     Exhibit
     Number Exhibit
     ------ -------
     3.1(a) Articles of Incorporation, filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

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

     10.7 Stock Option Plan, as filed as an exhibit to the Company's Registration Statement on Form S-18 (No. 33-11587C) and incorporated herein by reference.

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


     (b)       Financial Statement Schedules.

               Not applicable.


     (c)       Reports on Form 8-K.

     1) Filing dated November 7, 1997, reporting that the Company's Board of Directors had authorized the preparation of a Regulation S Offering, whereby the Company offered, in a private placement transaction exempt from registration under Regulation S, a total of 500 units, each unit consisting of 1,000,000 shares of the Company's common stock at an offering price of US$1,000 per unit. The first sale took place on October 2, 1997.

     2) Filing dated February 11, 1998, reporting the Company's recently completed offering of its Securities under Regulation S, whereby a total of 250,000,000 shares of the Company's Common Stock were issued in consideration for the total gross receipt of US$250,000.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to April 10, 1998.


     ARTAGRAPH REPRODUCTION TECHNOLOGY  INCORPORATED

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.


                 President, Chief Operating Officer and Director

-------------------------                               -----------------------
Simon P. Meredith                                        Date

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                        CONSOLIDATED FINANCIAL STATEMENTS

                      FOR THE YEAR ENDED NOVEMBER 30, 1997



                          T A B L E   O F   C O N T E N T S

                                                                                                            PAGE
                                                                                                            ----
AUDITORS' REPORT ..............................................................................................1


COMMENTS BY AUDITORS FOR U.S. READERS
     ON CANADA - U.S. REPORTING CONFLICT.......................................................................1


CONSOLIDATED BALANCE SHEET - ASSETS............................................................................2


CONSOLIDATED BALANCE SHEET - LIABILITIES AND
     SHAREHOLDERS' EQUITY 3


CONSOLIDATED STATEMENT OF CONTRIBUTED SURPLUS..................................................................4


CONSOLIDATED STATEMENT OF DEFICIT..............................................................................5


CONSOLIDATED STATEMENT OF LOSS.................................................................................6


CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL
     POSITION..................................................................................................7


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.....................................................................8 - 17



                                AUDITORS' REPORT

To the Shareholders of
Artagraph Reproduction Technology Incorporated

We have audited the consolidated balance sheet of Artagraph Reproduction Technology Incorporated as at November 30, 1997 and 1996 and the consolidated statements of contributed surplus, loss, deficit and changes in financial position for the years ended November 30, 1997, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these consolidated financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1997 and 1996 and the results of its operations and the changes in its financial position for the years ended November 30, 1997, 1996 and 1995 in accordance with generally accepted accounting principles in Canada.


                                             /s/ Armstrong, Szewczyk, Tobias

Toronto, Canada                                 CHARTERED ACCOUNTANTS
March 27, 1998


                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the consolidated financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 1997 and 1996 and as described in Note 14 to the consolidated financial statements. Our report to the shareholders dated March 27, 1998 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the consolidated financial statements.

                                             /s/ Armstrong, Szewczyk, Tobias

Toronto, Canada                                 CHARTERED ACCOUNTANTS
March 27, 1998


                ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                           NOVEMBER 30, 1997 AND 1996
                          (STATED IN CANADIAN DOLLARS)

                                                            1997                                1996
                                                            ----                                ----
ASSETS
  CURRENT
    Cash                                             $      89,395                         $     85,422
    Cash in Escrow                                          95,975                                    -
    Accounts Receivable [Note 3]                            66,995                              149,410
    Inventories [Notes 2(b) and 4]                         213,811                              254,645
    Prepaid Expenses and Deposits                          126,205                               58,438
                                                        ----------                          -----------
                                                           592,381                              547,915
                                                        ----------                          -----------


CAPITAL [Note 5]                                           117,667                              154,267
                                                        ----------                          -----------

OTHER
    Patents                                              3,931,051                            3,931,051
    Art Reproduction Rights                                441,875                              441,875
                                                       -----------                           ----------
                                                         4,372,926                            4,372,926
    Less - Accumulated Amortization                      2,014,295                            1,752,224
                                                        ----------                           ----------
                                                         2,358,631                            2,620,702
                                                        ----------                           ----------



    Inventories [Notes 2(b) and 4]                          42,644                              136,337
                                                       -----------                           ----------

                   TOTAL ASSETS                        $ 3,111,323                          $ 3,459,221
                                                       ===========                          ===========



                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                           CONSOLIDATED BALANCE SHEET

                           NOVEMBER 30, 1997 AND 1996
                          (STATED IN CANADIAN DOLLARS)


                                                                  1997                                    1996
                                                                  ----                                    ----
LIABILITIES
  CURRENT
   Accounts Payable and Accrued Liabilities                     $   464,156                          $   457,303
   Accounts Payable - Related Party [Note 6]                        159,796                              171,411
   Customers' Deposits                                                    -                               11,200
   Current Portion of Long-Term Debt                                553,934                              486,659
                                                                 ----------                           ----------
                                                                  1,177,886                            1,126,573
                                                                 ----------                           ----------


LONG-TERM DEBT
   Notes Payable [Note 7]                                           553,934                              486,659
   Less - Current Portion Due Within One Year                       553,934                              486,659
                                                                 ----------                           ----------
                                                                          -                                    -
                                                                 ----------                           ----------
                    TOTAL LIABILITIES                             1,177,886                            1,126,573
                                                                 ----------                           ----------
SHAREHOLDERS' EQUITY
  CAPITAL STOCK [Note 8]
  PREFERENCE SHARES:
    Series 1
           805,000 {1996 - 805,000}                               3,701,809                            3,701,809
    Series 2
           466,941 {1996 - 466,941}                               2,785,628                            2,785,628

  COMMON SHARES:
           266,629,785 {1996 - 16,629,785}                        2,183,961                            1,851,461
                                                                 ----------                           ----------

                                                                  8,671,398                            8,338,898

 CONTRIBUTED SURPLUS                                             11,775,000                           11,775,000

 DEFICIT                                                        (18,512,961)                         (17,781,250)
                                                                 ----------                           ----------
                                                                  1,933,437                            2,332,648
                                                                 ----------                           ----------

                   TOTAL LIABILITIES
               AND SHAREHOLDERS' EQUITY                         $ 3,111,323                          $ 3,459,221
                                                                 ==========                           ==========




The accompanying notes form an integral part of these consolidated financial statements.

APPROVED BY THE BOARD:  Director ______________________  Director ______________

To be read in conjunction with the Auditors' Report attached hereto dated March 27, 1998.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                  CONSOLIDATED STATEMENT OF CONTRIBUTED SURPLUS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)



                                                      1997          1996           1995
                                                      ----          ----           ----
BALANCE - Beginning of Year                    $11,775,000       $11,775,000      $11,775,000

ADD - Addition to Contributed Surplus                    -                 -                -
                                              ------------    --------------      -----------

BALANCE - End of Year                          $11,775,000       $11,775,000      $11,775,000
                                              ============    ==============      ===========





The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                        CONSOLIDATED STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)





                                     1997             1996             1995
                                     ----             ----             ----


BALANCE - Beginning of Year       $17,781,250       $17,344,697      $16,297,602

ADD - Net Loss                        731,711           436,553        1,047,095
                                 ------------    --------------       ----------
                                   18,512,961        17,781,250       17,344,697
ADD - Dividends [Note 9]                    -                 -               -
                                 ------------    --------------      -----------

BALANCE - End of Year             $18,512,961       $17,781,250      $17,344,697
                                 ============    ==============      ===========






The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                         CONSOLIDATED STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)




                                                                    1997               1996           1995
                                                                    ----               ----           ----
SALES                                                             $   993,524      $ 2,556,550  $ 2,139,271
                                                                   ----------       ----------  -----------
COST OF GOODS SOLD AND OTHER
 MANUFACTURING COSTS
         Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                               871,656        1,701,238    1,640,343

         Amortization of Capital Assets                                24,702           33,576       45,126
                                                                  -----------      -----------  -----------
                                                                      896,358        1,734,814    1,685,469
                                                                  -----------      -----------  -----------

                     GROSS PROFIT                                      97,166          821,736      453,802
                                                                  -----------      -----------  -----------
SELLING, GENERAL AND ADMINISTRATIVE
 EXPENSES
         Selling, General and Administrative Expenses
           Before the Undernoted:                                     489,335          909,564    1,172,227

         Foreign Exchange Loss (Gain)                                  21,359          (16,336)      17,748
         Amortization of Capital Assets                                11,898           20,443       27,666
         Amortization of Patents                                      262,071          302,350      252,000
         Loan Interest                                                 44,214           47,804       45,739
         Royalties (Recovered)                                              -                -      (11,576)
                                                                  -----------      -----------  -----------
                                                                      828,877        1,263,825    1,503,804
         Less - Interest Earned                                             -            5,536        2,907
                                                                  -----------      -----------  -----------
                                                                      828,877        1,258,289    1,500,897
                                                                  -----------      -----------  -----------

                     LOSS FROM
               OPERATIONS BEFORE TAXES                               (731,711)        (436,553)  (1,047,095)

PROVISION FOR INCOME TAXES [Note 13]                                        -                -            -
                                                                  -----------      -----------  -----------

                     NET LOSS                                     $  (731,711)     $  (436,553) $(1,047,095)
                                                                  ===========      ===========  ===========

NET LOSS PER COMMON SHARE                                              $(.003)           $(.03)       $(.06)
                                                                        =====             ====         ====

WEIGHTED AVERAGE NUMBER OF
 COMMON SHARES                                                    266,629,785       16,629,785   16,629,785
                                                                  ===========       ==========   ==========



The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

             CONSOLIDATED STATEMENT OF CHANGES IN FINANCIAL POSITION

              FOR THE YEARS ENDED NOVEMBER 30, 1997, 1996 AND 1995
                          (STATED IN CANADIAN DOLLARS)

                                                                               1997           1996              1995
                                                                               ----           ----              ----
CASH AND CASH EQUIVALENTS
 WERE PROVIDED BY (APPLIED TO):
   OPERATING ACTIVITIES
     Net Loss                                                            $  (731,711)     $  (436,553)     $(1,047,095)
     Add - Items not Affecting Cash:
             Amortization of Capital Assets                                   36,600           54,019           72,792
             Amortization of Patents                                         262,071          302,350          252,000
             Loss on Disposal of Capital Assets                                    -           38,536                -
                                                                       -------------      -----------     ------------
                                                                            (433,040)         (41,648)        (722,303)
     Accounts Receivable                                                      82,415          189,039           90,242
     Inventories - Current and Long-Term                                     134,527          340,357          454,582
     Prepaid Expenses and Deposits                                           (67,767)          17,561          115,337
     Accounts Payable and Accrued Liabilities                                  6,853         (251,395)        (508,848)
     Accounts Payable - Related Party                                        (11,615)           5,586          125,177
     Customers' Deposits                                                     (11,200)        (259,746)         270,946
     Dividends Accrued on Class "A" Preference Shares,
       Series 1                                                                    -                -                -
                                                                       -------------      -----------     ------------
                                                                            (299,827)            (246)        (174,867)
                                                                       -------------      -----------     ------------
 FINANCING ACTIVITIES
     Notes Payable                                                            67,275           (6,741)          32,743
     Issuance of Capital Stock for Cash {Net}                                332,500                -            6,215
                                                                       -------------      -----------     ------------
                                                                             399,775           (6,741)          38,958
                                                                       -------------      -----------     ------------
 INVESTING ACTIVITIES
     Conversion of Capital Assets to Inventory                                     -           41,860                -
     Acquisition of Capital Assets                                                 -                -          (32,758)
                                                                       -------------      -----------     ------------
                                                                                   -           41,860          (32,758)
                                                                       -------------      -----------     ------------
                      INCREASE (DECREASE) IN
               CASH AND CASH EQUIVALENTS POSITION                             99,948           34,873         (168,667)

CASH - Beginning of Year                                                      85,422           50,549          219,216
                                                                       -------------      -----------     ------------

CASH AND CASH EQUIVALENTS - End of Year                                  $   185,370      $    85,422      $    50,549
                                                                       =============      ===========     ============


SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION:
   Interest Paid                                                        $     44,214      $    35,150      $    45,739
                                                                       =============      ===========     ============
   Income Taxes Paid                                                    $          -      $         -      $         -
                                                                       =============      ===========     ============


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                NOVEMBER 30, 1997
                          (STATED IN CANADIAN DOLLARS)



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

      (e)   Management Representations

            In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 1997 and 1996 and the results of operations, changes in financial position and related note disclosures for the fiscal years ended November 30, 1997, 1996 and 1995 have been made.


3.    ACCOUNTS RECEIVABLE

      Accounts receivable consist of the following:
                                                               1997         1996
                                                               ----         ----

                 Trade Accounts Receivable                $  75,995   $  168,410
                 Less - Allowance for Doubtful Accounts       9,000       19,000
                                                          ---------   ----------

                                                          $  66,995   $  149,410
                                                          =========   ==========

4.    INVENTORIES

      Inventories consist of the following:

                                                      1997                                            1996
                                ----------------------------------------------  ---------------------------------------------

                                                Provision for                                    Provision for
                                                Obsolete and                                     Obsolete and
                                   Gross         Slow-Moving          Net            Gross        Slow-Moving         Net
                                  Amount         Inventories        Amount          Amount        Inventories       Amount
                                  ------        -------------       ------          ------       -------------      ------
      Finished Goods            $     72,065    $          -     $    72,065     $    71,131    $          -    $     71,131
      Work-in-Process                990,636        (851,509)        139,127         942,895        (738,393)        204,502
      Raw Materials                   45,263               -          45,263         115,349               -         115,349
                                 -----------   -------------    ------------     -----------  --------------    ------------

                                 $ 1,107,964    $  (851,509)     $   256,455     $ 1,129,375    $   (738,393)   $    390,982
                                 ===========   =============    ============     ===========  ==============    ============

      Current Portion ...........................................$   213,811....................................$    254,645
      Non-current Portion........................................     42,644....................................     136,337
                                                                ------------                                    ------------

                                                                 $   256,455                                    $    390,982
                                                                ============                                    ============


5.    CAPITAL ASSETS

                                                                       1997                               1996
                                                   ---------------------------------------------------------------
                                                                    ACCUMULATED       NET BOOK          NET BOOK
                                                        COST       AMORTIZATION         VALUE             VALUE
                                                   ---------------------------------------------------------------
      Equipment, Furniture and Fixtures            $   676,530      $   579,782      $     96,748     $    124,383
      Moulds                                           318,100          297,181            20,919           29,884
      Leasehold Improvements                           288,958          288,958                 -                -
                                                   -----------      -----------      ------------     ------------

                                                   $ 1,283,588      $ 1,165,921      $    117,667     $    154,267
                                                   ===========      ===========      ============     ============


6.    ACCOUNTS PAYABLE - RELATED PARTY - $159,796

      This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ Nil (1996 - $117,845; 1995 - $306,806).


7.    NOTES PAYABLE

      On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the noteholders waived the default and approved a revised schedule of repayment of principal and payment of interest.

      During 1996 and 1997, the Company was unable to remain current with this revised schedule and no re-negotiations have been initiated. Consequently, the total amount due, including accrued interest and principal, has been shown as a current liability.

7.    NOTES PAYABLE [Continued}

                                                        1997                               1996
                                                        ----                               ----
                                               U.S. Dollars    Cdn. Dollars     U.S. Dollars     Cdn. Dollars
             Principal                        $   315,000      $   448,497       $   315,000      $   428,400
             Accrued Interest                      74,053          105,437            42,940           58,259
                                              -----------      -----------       -----------      -----------

                                              $   389,053      $   553,934       $   357,940      $   486,659
                                              ===========      ===========       ===========       ==========

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

             The directors have authorized an unlimited number of class "A" preference shares, series 2 of which 466,941 shares were issued on May 19, 1994 for a cash consideration of $2,779,413, each of which is convertible commencing November 13, 1995, into 60 common shares; and

         (ii)Common shares

      (b) Capital Stock

         NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES,
         ----------------------------------------------------------------
         SERIES 1:
         --------

                                                                   1997                               1996
                                                     ------------------------------     -----------------------------

                                                        Number of                          Number of
                                                         Shares           Amount            Shares           Amount
                                                     -------------     -----------        ----------      ----------
            Balance - Beginning of Year                 805,000        $ 3,701,809         805,000        $ 3,701,809

            Add - Shares Issued During Year                   -                  -               -                  -
                                                     ----------      -------------      ----------        -----------

            Balance - End of Year                       805,000        $ 3,701,809         805,000        $ 3,701,809
                                                     ==========      =============      ==========        ===========


8.    CAPITAL STOCK [Continued]

      (b)   Capital Stock [Continued]

            NON-VOTING, 12% CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES,
            --------------------------------------------------------------------
            SERIES 2:
            ---------

                                                                        1997                               1996
                                                         ------------------------------     -------------------------------

                                                            Number of                          Number of
                                                             Shares             Amount          Shares             Amount
                                                            ---------          -------         ---------          --------
            Balance - Beginning of Year                     466,941          $ 2,785,628       466,941          $ 2,785,628

            Add - Shares Issued During Year                       -                    -             -                    -
                                                         ----------        -------------    ----------        -------------

            Balance - End of Year                           466,941          $ 2,785,628       466,941          $ 2,785,628
                                                         ==========        =============    ==========        =============


            COMMON SHARES:
                                                                       1997                               1996
                                                         ------------------------------     --------------------------------

                                                              Number of                          Number of
                                                               Shares           Amount            Shares           Amount
                                                            ------------     ----------       -------------    ------------
            Balance - Beginning of Year                      16,629,785      $ 1,851,461        16,629,785      $ 1,851,461

            Add - Shares Issued During Year                 250,000,000          332,500                 -                -
                                                            -----------      -----------      ------------     ------------

            Balance - End of Year                           266,629,785      $ 2,183,961        16,629,785      $ 1,851,461
                                                            ===========      ===========      ============     ============

            During the year, the Company issued 250,000,000 common shares for a total cash consideration of $250,000 U.S. ($350,000 Cdn.). Issuance costs of $17,500 were charged against the capital stock. The Company intends to use the proceeds derived from the offering for working capital purposes.

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

            The options and warrants are allocated as follows:

                                                                         NUMBER OF SHARES
                                                                 ----------------------------
                                                                     1997             1996
                                                                     ----             ----

            Balance - Beginning of Year                            3,625,000        5,069,000

            Less - Options and Warrants Expired During Year          150,000        1,444,000
                                                                 -----------       ----------

            Balance - End of Year                                  3,475,000        3,625,000
                                                                 ===========       ==========


8.    CAPITAL STOCK [Continued]

      (c)   Stock Options and Warrants to Purchase Common Shares [Continued]

            The options and warrants granted and outstanding as at November 30, 1997 are as follows:

                           Common Shares
                           Under Option
                            or Subject
                            to Warrants         Exercise Price     Expiry Date
                          --------------        --------------     -----------
                                 25,000           U.S. $0.35            1998
                                 25,000           Cdn. $1.50            1999
                                 25,000           U.S. $1.50            2000
                              1,200,000           U.S. $0.01            2000
                              1,200,000           U.S. $0.20            2000
                              1,000,000           U.S. $0.25            2002
                             ----------
                              3,475,000
                             ==========

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

            The quarterly dividends payable December 1, 1993 of $120,750 U.S. ($171,920 Cdn.); the dividends payable December 1, 1994 of $483,000 U.S. ($687,700 Cdn.); the dividends payable December 1, 1995 of $483,000 U.S. ($687,700 Cdn.); the dividends payable December 1, 1996 of $483,000 U.S. ($687,700 Cdn.); and the dividends payable December 1, 1997 of $483,000 U.S. ($687,700 Cdn.) have not yet been declared by the Company.

9.    DIVIDENDS [Continued]

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

            The quarterly dividends for the first year and each successive year since, have not been declared and any subsequent dividends declared in the foreseeable future will be paid in common shares.


10.   SEGMENTED INFORMATION

      The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

      Operations and identifiable assets by geographic segments are as follows:

                                                                                    1997              1996             1995
                                                                                    ----              ----             ----
      DOMESTIC SALES                              - CANADA                  $     60,046      $     41,379     $    170,630
      INTERNATIONAL EXPORT SALES                  - U.S.A.                       857,357         1,668,104        1,810,427
      EUROPEAN ECONOMIC COMMUNITY                                                  3,178           729,600          111,215
                                                  - OTHER                         72,943           117,467           46,999
                                                                            ------------       -----------      -----------

                                                                            $    993,524       $ 2,556,550      $ 2,139,271
                                                                            ============       ===========      ===========


      SEGMENT OPERATING LOSS                                                $   (562,752)      $  (190,425)     $  (603,217)
                                                                            ------------       -----------      -----------

      EXPENSES:
            General Corporate                                                    124,745           210,978          398,139
            Interest and Financing Costs Unallocated
               to a Segment                                                       44,214            35,150           45,739
                                                                            ------------       -----------      -----------
                                                                                 168,959           246,128          443,878
                                                                            ------------       -----------      -----------

      NET LOSS                                                              $   (731,711)      $  (436,553)     $(1,047,095)
                                                                            ============       ===========      ===========

      All significant identifiable assets and amortization relate to assets situated in Canada.


11.   COMMITMENTS AND CONTINGENT LIABILITIES

      (a)   Management Services Agreement

            The Company entered into a five year agreement in 1995 with The Merrick Group Limited and Mr. Simon Meredith to provide management services as President and Chief Operating Officer of the Company at a maximum monthly fee of $10,000 Cdn.

            If this agreement is terminated by either party, the Company shall be obligated to pay a termination fee of $20,000 Cdn. payable in two instalments on the 30th and 60th day following such termination.

            Consulting fees for 1997 of $85,040 Cdn.were set up in the financial statements, of which $18,900 remains in the accounts payable at year end.

11.   COMMITMENTS AND CONTINGENT LIABILITIES [Continued]

      (b)   Lease Obligations

            Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

                   FISCAL YEAR ENDED                                     AMOUNT
                   -----------------                                     ------
                    1998 - 1999.....................................$     58,340
                    1999 - 2000.....................................      58,340
                    2000 - 2001.....................................      58,340
                    2001 - 2002.....................................      64,174
                    2002 - 2003.....................................      64,174

       (c)  The Company entered into a one year agreement commencing October
            1, 1997 with Creative Enterprises Inc. to provide consulting services for a fee of $140,000 U.S. At year end, $40,000 U.S. of the balance was outstanding which the Company is obligated to pay in the next fiscal period.


12. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

            The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

            The effect of such differences on the Company's consolidated balance sheet and consolidated statement of loss is as follows:

                                            1997                             1996                            1995
                              -------------------------------  ----------------------------      ---------------------------

                                 Canadian            U.S.         Canadian          U.S.            Canadian         U.S.
                                 G.A.A.P.          G.A.A.P.       G.A.A.P.        G.A.A.P.          G.A.A.P.       G.A.A.P.
                                 --------          --------       --------        -------           --------       -------
      (a)  CONSOLIDATED
              BALANCE
              SHEET:

           Deferred Foreign
              Exchange Loss     $          -    $          -     $          -    $          -    $          -    $          -
                                ============  ==============    =============   =============   =============    ============


           Total Assets         $  3,111,323    $  3,111,323     $  3,459,221    $  3,459,221    $  4,408,070    $  4,408,070
                                ============    ============     ============    ============    ============    ============
           Total Liabilities    $  1,177,886    $  1,177,886     $  1,126,573    $  1,126,573    $  1,638,869    $  1,638,869
                                ============    ============     ============    ============    ============    ============

           Capital Stock
              Issued            $  8,671,398    $ 10,712,941     $  8,338,898    $ 10,380,441    $  8,338,898    $ 10,380,441
                                ============    ============     ============    ============    ============    ============

           Contributed
              Surplus           $ 11,775,000    $ 11,775,000     $ 11,775,000    $ 11,775,000    $ 11,775,000    $ 11,775,000
                                ============    ============     ============    ============    ============    ============

           Accumulated
              Deficit           $(18,512,961)   $(20,560,719)    $(17,781,250)   $(19,829,008)   $(17,344,697)   $(19,392,455)
                                ============    ============     ============    ============    ============    ============

           Shareholders'
              Equity            $  1,933,437    $  1,933,437     $  2,332,648    $  2,332,648    $  2,769,201    $  2,769,201
                                ============    ============     ============    ============    ============    ============

12.   RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY
      ACCEPTED ACCOUNTING PRINCIPLES [Continued]

      (b)  CONSOLIDATED STATEMENT OF LOSS:

                                                                               1997            1996            1995
                                                                               ----            ----            ----
           Net Loss under Canadian G.A.A.P.                            $   (731,711)   $   (436,553)   $ (1,047,095)
           Add - Compensation under Stock Option Plan                             -               -               -
                  Expense of Deferred Foreign Exchange Losses                     -               -               -
                                                                      -------------  --------------  --------------
                                                                           (731,711)       (436,553)     (1,047,095)
           Less - Recovery of Deferred Foreign Exchange Losses                    -               -               -
                                                                      -------------  --------------  --------------

           Net Loss under U.S. G.A.A.P.                                $   (731,711)  $    (436,553)   $ (1,047,095)
                                                                      =============  ==============  ==============

           Net Loss per Common Share under U.S. G.A.A.P.
           (after Deduction of the Class "A" Preference
           Share Dividends [Note 9])                                         $(.003)  $        (.03)          $(.06)
                                                                      =============  ==============  ==============

      (c)  WEIGHTED AVERAGE NUMBER OF SHARES
              - U.S. G.A.A.P. [Note 12(g)]                              266,629,785      16,629,785      16,629,785
                                                                      =============  ==============  ==============

      (d)  WEIGHTED AVERAGE NUMBER OF SHARES
              - CANADIAN G.A.A.P.                                       266,629,785      16,629,785      16,629,785
                                                                      =============  ==============  ==============

      (e) Opinion 25 of the Accounting Principles Board requires that an employer recognize compensation costs for stock issued through non-variable employee stock option plans as the difference between the quoted market price of the stock at the measurement date (the date of the grant of the option) less the amount the employee is required to pay. In Canada, such costs are not recognized. Compensation costs relating to stock options issued to employees were recognized under U.S. G.A.A.P. during the year in the amount of $ Nil (1996 - $ Nil; 1995 - $ Nil).

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

      The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $8,752,000 (1996 - $12,105,000) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

      These losses expire as follows:

                      YEAR                            CANADIAN                U.S.                   TOTAL
                      ----                            --------                ---                    -----
                      1998...........................$    976,000       $             -          $    976,000
                      1999............................  2,313,000                     -             2,313,000
                      2000............................  1,993,000                     -             1,993,000
                      2001...........................     302,000                     -               302,000
                      2002..........................      717,000               400,000             1,117,000
                      2003...........................      88,000             1,530,000             1,618,000
                      2004...........................     433,000                     -               433,000
                                                      -----------         -------------           -----------

                                                      $ 6,822,000           $ 1,930,000           $ 8,752,000
                                                      ===========         =============           ===========


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


15.   MAJOR CUSTOMER

      Sales to specific major customers of the Company were as follows:

                                                            1997                               1996
                                                ------------------------------     -----------------------------

                                                                 Percentage                         Percentage
                                                Percentage       of Accounts        Percentage      of Accounts
                                                of Sales         Receivable         of Sales        Receivable
      SALES THROUGH TWO RETAIL
           COMPANIES (U.S.)                     31.9               79                38               44
                                                ====               ==                ==               ==

      SALES THROUGH ONE ART
           PUBLISHING AGENT (U.S.)              26.7                -                23                -
                                                ====                                 ==


16.   COMPARATIVE FIGURES

      Certain comparative figures have been reclassified, where necessary, to conform with the presentation adopted for 1997.