Form 10-Q
period 1997-02-28
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-06-11
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended February 28, 1997           Commission File Number 0-16008

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                 ----------------------------------------------

ONTARIO,  CANADA                                              98-0082514

5-7100 Warden Avenue, Markham, Ontario                         L3R 5M7

Registrant's telephone number:                              (905) 477-0252


Indicate by check mark whether the registrant (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                         YES __                NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares Outstanding as at February 28, 1997:         16,629,785

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                               February 28, 1997
                               -----------------



PART    I
Balance sheets as at February 28, 1997, and November 30, 1996              3-4

Statements of Contributed Surplus                                           5
                  for the three months ended February 28, 1997
                  for the three months ended February 28, 1996

Statements of Accumulated Deficit                                           6
                  for the three months ended February 28, 1997
                  for the three months ended February 28, 1996

Statements of Loss                                                         7
                  for the three months ended February 28, 1997
                  for the three months ended February 28, 1996

Statements of Cash Flow                                                    8
                  for the three  months ended February 28, 1997
                  for the three months ended February 28, 1996

Notes to Financial Statements                                              9-16

Item 2.         Management's discussions and analysis of financial
                condition and results of operations                       17-20

PART II
                SIGNATURES                                                  21

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                                     ASSETS

                                         3 Months Ended       12 Months Ended
                                        February 28, 1997       Nov. 30, 1996
                                        -----------------    ----------------
                                          (Unaudited)            (Audited)
                                                                 (Note 2)
CURRENT ASSETS
Cash                                         $14,130                $85,422
Accounts receivable (Note 3)                  82,681                149,410
Inventory (Notes 2(a) and 4)                 232,727                254,645
Prepaid expenses and deposits                 71,357                 58,439
                                        ------------           ------------
                                             400,895                547,916
CAPITAL ASSETS
Equipment, furniture & fixtures              676,530                676,530
Molds                                        318,100                318,100
Leasehold improvements                       288,958                288,958
Artwork                                            -                      -
                                        ------------           ------------
                                           1,283,588              1,283,588
Less: Accumulated depreciation             1,143,412              1,129,321
                                        ------------           ------------
                                             140,176                154,267
                                        ------------           ------------
Patents                                    3,931,051              3,931,051
Art reproduction rights                      441,875                441,875
                                        ------------           ------------
                                           4,372,926              4,372,926
Less: Accumulated amortization             1,815,225              1,752,225
                                        ------------           ------------
                                           2,557,701              2,620,701
                                        ------------           ------------
OTHER
Inventories (Notes 2(a) and 4)               146,269                136,337
                                        ------------           ------------
TOTAL ASSETS                              $3,245,041             $3,459,221
                                        ============           ============


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                          3 Months Ended       12 Months Ended
                                                        February 28, 1997        Nov. 30, 1996
                                                        -----------------      ---------------
                                                           (Unaudited)              (Audited)
                                                                                     (Note 2)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                     $509,048               $457,303
Accounts payable - related party (Note 5)                     157,372                171,411
Customers' deposits                                                 -                 11,200
Current portion of long-term debt                             497,477                486,659
                                                         ------------          -------------
                                                            1,163,897              1,126,573
LONG TERM DEBT
Notes payable (Note 6)                                        497,477                486,659
Less - current portion due within one year                    497,477                486,659
                                                         ------------          -------------
                                                                    -                      -
                                                         ------------          -------------
TOTAL LIABILITIES                                           1,163,897              1,126,573
                                                         ------------          -------------

CAPITAL STOCK (Note 7)
Preference shares
                Series 1                                    3,701,809              3,701,809
                Series 2                                    2,785,628              2,785,628
Common shares                                               1,851,461              1,851,461
                                                         ------------          -------------
                                                            8,338,898              8,338,898
CONTRIBUTED SURPLUS                                        11,775,000             11,775,000
DEFICIT                                                   (18,032,754)           (17,781,250)
                                                         ------------          -------------
                                                            2,081,144              2,332,648
                                                         ------------          -------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                      $3,245,041             $3,459,221
                                                         ============          =============



The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF CONTRIBUTED SURPLUS
                             (IN CANADIAN DOLLARS)


                                             3 Months Ended     3 Months Ended
                                           February 28, 1997   February 28, 1996
                                           -----------------   -----------------
                                               (Unaudited)        (Unaudited)

Balance - beginning of period                   $11,775,000        $11,775,000
Add - additions to contributed surplus                    -                  -
                                            ---------------     --------------

Balance - end of period                         $11,775,000        $11,775,000
                                            ===============     ==============




The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF ACCUMULATED DEFICIT
                             (IN CANADIAN DOLLARS)


                                     3 Months Ended           3 Months Ended
                                   February 28, 1997         February 28, 1996
                                   -----------------        -------------------
                                       (Unaudited)              (Unaudited)

Deficit - beginning of period         $(17,781,251)            $(17,344,701)
Add - net loss                            (251,503)                 (44,399)
                                      ------------           --------------
Deficit - end of period               $(18,032,754)            $(17,389,100)
                                      ============           ==============


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                          STATEMENTS OF INCOME (LOSS)
                             (IN CANADIAN DOLLARS)


                                       3 Months Ended           3 Months Ended
                                     February 28, 1997        February 28, 1996
                                     -----------------        -----------------
                                        (Unaudited)               (Unaudited)


SALES                                       $163,239                $711,287
COST OF GOODS
SOLD                                         186,652                 382,177
                                        ------------           -------------
GROSS PROFIT(LOSS)                           (23,413)                329,110

OPERATING EXPENSES
Selling                                       34,336                  61,836
General & administrative                      93,611                 159,257
                                        ------------           -------------
TOTAL OPERATING EXPENSES                     127,947                 221,093

Operating income/(loss)                     (151,360)                108,017

OTHER EXPENSES
Amortization of patents                       63,000                  63,000
Note interest                                 11,053                  11,053
Other expenses                                26,090                  78,363
                                        ------------           -------------
TOTAL OTHER
  EXPENSES                                   100,143                 152,416
                                        ------------           -------------

NET INCOME (LOSS)                          $(251,503)               $(44,399)
                                        ============           =============
NET LOSS PER
 COMMON SHARE                               $(0.0151)               $(0.0027)
                                        ============           =============

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                         16,629,785              16,629,785
                                        ============           =============




The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOW
                             (IN CANADIAN DOLLARS)


                                                       3 Months Ended            3 Months Ended
                                                     February 28, 1997          February 28, 1996
                                                     -----------------          -----------------
                                                         (Unaudited)               (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                   $(251,503)                 $(44,399)
   Add: Items not requiring an outlay of cash
                Amortization                                63,000                    63,000
                Depreciation                                14,091                    14,706
                                                       -----------             -------------
                                                          (174,412)                   33,307
                                                       -----------             -------------
Accounts receivable                                         66,729                   232,551
Inventories - current & long-term                           11,986                    58,270
Prepaid expenses and deposits                              (12,918)                  (35,099)
Accounts payable and accrued liabilities                    51,744                  (136,825)
Accounts payable - related party                           (14,039)                  (13,015)
Customer deposits                                          (11,200)                  (69,209)
                                                       -----------             -------------
Cash provided by (used by) operating activities            (82,110)                   69,980
                                                       -----------             -------------

INVESTMENT ACTIVITIES
    Acquisition of capital assets and art
     reproduction rights                                         -                    (2,095)
                                                       -----------             -------------
Cash provided by (used by) investment activities                 -                    (2,095)
                                                       -----------             -------------

FINANCING ACTIVITIES
Notes payable                                               10,818                    14,584
                                                       -----------             -------------
Cash provided by (used by) financing activities             10,818                    14,584
                                                       -----------             -------------

INCREASE /(DECREASE)  IN CASH                              (71,292)                   82,469
CASH, beginning of period                                   85,422                    50,549
                                                       -----------             -------------
CASH, end of period                                        $14,130                  $133,018
                                                       ===========             =============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                    $     -                  $ 52,000
                                                       ===========             =============

Income taxes paid in period                                $     -                  $      -
                                                       ===========             =============




The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                               February 28, 1997
                             (IN CANADIAN DOLLARS)


1.      INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited financial statements of the Company for the periods ended February 28, 1997, and February 28, 1996, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at February 28, 1997, and November 30, 1996, and the results of their operations and cash flows for the periods ended February 28, 1997, and February 28, 1996, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

(a) Inventories
Inventories, whether classified as current or long-term assets, are valued at the lower of cost and market value. Cost is determined on a first in, first out basis.

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

The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost or market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three years (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above.

(b) Capital Assets

Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

Equipment, Furniture and Fixtures -- 20 % declining balance. Leasehold Improvements -- Straight-line over the term of the lease.

Molds are recorded at cost and are amortized on the units-of-production basis which is sufficient to substantially amortize the cost of the molds over their estimated useful lives.

Patents are recorded at cost and are amortized on a straight-line basis, based on the legal life of such intellectual property, which approximates fifteen years.

At each balance sheet date, the Company reviews the remaining benefit associated with the Artagraph patents to ensure that the Company will generate sufficient un-discounted cash flows to recover their carrying costs.

Art reproduction rights are recorded at cost and are amortized over their estimated useful lives on a straight-line basis over a period of three years.

(c) Translations of Foreign Currencies

These financial statements are presented in Canadian dollars.

Transactions in foreign currencies are translated into Canadian dollars at exchange rates prevailing at the transaction date. Monetary assets and monetary liabilities are translated at exchange rates prevailing at the balance sheet date.

Under Canadian GAAP, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item.

3. ACCOUNTS RECEIVABLE.

Accounts receivable consists of the following:
                                                             February 28, 1997
                                                             -----------------
                Trade accounts receivable                          $91,681
                Less allowance for doubtful accounts                (9,000)
                                                               -----------
                                                                   $82,681
                                                               ===========

4. INVENTORIES

Inventories consist of the following:

                              February 28, 1997                                                  Nov. 30, 1996
                                Provision for                                                           Provision for
                                Obsolete and                                                             Obsolete and
                    Gross       Slow-moving                Net                    Gross                  Slow-moving           Net
                    Amount      Inventories               Amount                  Amount                 Inventories         Amount
                    ------      ------------              ------                  ------               --------------        ------

Finished goods     $214,166       $17,737               $196,429                  $71,131               $      -           $71,131
W.I.P.              803,664       720,656                 83,008                  942,895                738,393           204,502
Raw materials        99,559             -                 99,559                  115,349                      -           115,349
                 ----------    ----------            -----------             ------------            -----------       -----------
                 $1,117,389      $738,393               $378,996               $1,129,375               $738,393          $390,982
                 ==========    ==========            ===========             ============            ===========       ===========
Current portion                                         $232,727                                                          $254,645
Non-current portion                                      146,269                                                           136,337
                                                     ===========                                                       ===========
                                                        $378,996                                                          $390,982
                                                     ===========                                                       ===========


5. ACCOUNTS PAYABLE - RELATED PARTY - $157,372

This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ during the nine month period ended February 28, 1997 (February 28, 1996 - $37,710).

6. NOTES PAYABLE

On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the note holders waived the default and approved a revised schedule of repayment of principal and payment of interest.

During 1996 and 1997, the company was unable to remain current with this revised schedule and no re-negotiation has been initiated. consequently, the total amount due, including interest and principal, has been shown as a current liability.

                         U.S. Dollars    CDN Dollars
Future amounts            Principal       Principal
--------------           ------------    -----------

Total future amounts    $315,000           $431,550
Add:interest              48,121             65,927
                       ---------        -----------
Total                   $363,121           $497,477
                       =========        ===========

The payments of principal will be accelerated in the event that the Company achieves a quarterly net profit, as reported in the Company's future Form-10Q's, or in the event that the Company raises capital through debt or equity financing. In these circumstances, 50 percent of the net income reported for any future quarter, or 50 percent of the amount raised through capital financing will be applied to the repayment of the principal balances under the notes.

If in default, interest will be payable on these notes at the rate of 15% per annum on the unpaid principal balance.These notes are secured by a general security agreement over all assets of the Company.

7. CAPITAL STOCK

(a) The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

(i) Non-voting, redeemable, class "A" preference shares, series 1; convertible into common shares and have the right to cumulative dividends, as and when declared, in the amount of U.S. $0.60 per share per annum, payable quarterly in the first year of issuance and annually thereafter subject to the provisions of The Ontario Business Corporations Act. The first year dividends are to be paid in cash, however, future dividend payments are payable in cash or common shares at the discretion of the directors.

The directors have authorized 805,000 class "A" preference shares, series 1, of which 805,000 are issued, each of which is convertible into twelve (12) common shares.

The directors have authorized an unlimited number of class "A" preference shares, series 2, of which 466,941 shares are issued, each of which is convertible into sixty (60) common shares.

(ii) Common shares.

(b) Capital stock.

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
-------------------------------------------------------------------------

                                                   February 28, 1997                         Nov. 30, 1996
                                             -----------------------------     -----------------------------------
                                             Number of                             Number of
                                               Shares              Amount           Shares                Amount
                                             ---------             ------          ---------              ------
Balance - beginning of year                   805,000           $3,701,809         805,000              $3,701,809
Add- shares issued during period                    -                    -               -                       -
                                            ---------         ------------     -----------            ------------
Balance - end of year                         805,000            3,701,809         805,000               3,701,809
                                            =========         ============     ===========            ============

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
-------------------------------------------------------------------------

                                                   February 28, 1997                         Nov. 30, 1996
                                           ---------------------------------   ------------------------------------
                                            Number of                              Number of
                                              Shares               Amount           Shares                Amount
                                            ---------             -------          ---------              ------
Balance - beginning of year                   466,941            $2,785,628         466,941             $2,785,628
Add- shares issued during period                    -                     -               -                      -
                                           ----------          ------------    ------------          -------------
Balance - end of year                         466,941             2,785,628         466,941              2,785,628
                                           ==========          ============    ============          =============

COMMON SHARES:
--------------

                                                   February 28, 1997                         Nov. 30, 1996
                                        -----------------------------------     ----------------------------------
                                           Number of                                Number of
                                             Shares                  Amount          Shares              Amount
                                           ---------                 ------         ---------           -------
Balance - beginning of year               16,629,785             $1,851,461        16,629,785          $1,851,461
Add- shares issued during period                   -                      -                 -                   -
                                        ------------           ------------     -------------        ------------
Balance - end of year                     16,629,785              1,851,461        16,629,785           1,851,461
                                        ============           ============     =============        ============

(c) The Company has issued various stock options for common stock of the Company's capital stock. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding ten years. In addition, the Company has granted warrants from time to time to managers of the Company.

The options and warrants are allocated as follows:

                                                                        Number of shares
                                                            -------------------------------------
                                                            Aug. 31,1997          Nov. 30, 1996
                                                            ------------          -------------
Balance - beginning of period                                   3,625,000              5,069,000
Add- options and warrants issued during the period                      -                      -
                                                            -------------         --------------
                                                                3,625,000              5,069,000
Less -  options and warrants expired during the period                  -              1,444,000
                                                            -------------         --------------
Balance - end of period                                         3,625,000              3,625,000
                                                            =============         ==============

The options and warrants granted and outstanding as at February 28, 1997, are as follows:

        Common shares
        under options
         or subject
         to warrants            Exercise price         Expiry date
        -------------           --------------         -----------

          150,000                  $0.35                   1997
           25,000                  $0.35                   1998
           25,000                  $1.50                   1999
           25,000                  $1.50                   2000
        1,200,000                  $0.01                   2000
        1,200,000                  $0.20                   2000
        1,000,000                  $0.25                   2002
       ----------
        3,625,000
       ==========


8. DIVIDENDS

(a) Class "A" Preference Shares, Series 1

The holders of the class "A" preference shares, series 1, are entitled to receive as when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable annually in cash or common shares at the discretion of the directors.

The Company anticipates that any subsequent dividends declared and payable on the preference shares in the foreseeable future will be paid in common shares.

The dividends payable, but not yet declared by the Company, are as follows:

          Period ended                  Amount US$              Amount CDN$
          ------------                  ----------              -----------
        December 1, 1993                $  120,750                $165,428
        December 1, 1994                   483,000                 661,710
        December 1, 1995                   483,000                 661,710
        December 1, 1996                   483,000                 661,710
        February 28, 1997                  120,750                 165,428
                                     -------------           -------------
        Total                           $1,690,500              $2,315,986
                                     =============           =============

(b) Class "A" Preference Shares, Series 2

The holders of the class "A" preference shares, series 2, are entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of $US 0.60 per share per annum, payable in cash for the first year after issuance and annually thereafter in cash or common shares at the discretion of the directors.

The Company anticipates that any dividends declared and payable, subsequent to the first year, on the preference shares in the foreseeable future will be paid in common shares.

The dividends payable, but not yet declared by the Company, are as follows:

             Period ended               Amount US$              Amount CDN$
             ------------               ----------              -----------

        December 1, 1994                $140,082                $  191,912
        December 1, 1995                 280,164                   383,825
        December 1, 1996                 280,164                   383,825
        February 28, 1997                 70,041                    95,956
                                      ----------              ------------
        Total                           $770,451                $1,055,518
                                      ==========              ============

9. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Management Services Agreement

On November 30, 1994, the Company entered into a five year agreement with The Merrick Group Limited to provide the services of Mr. Simon Meredith as President and Chief Operating Officer of the Company at a maximum monthly fee of Cdn $ 10,000.

If this agreement is terminated by either party, the Company shall be obligated to pay a termination fee of Cdn $20,000 payable in two installments on the 30th and 60th day following such termination.

(b) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $200,000 until January 31, 1998.

10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). these principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a) Balance sheet:

                                             February 28, 1997                          Nov. 30, 1996
                                        ------------------------------      ------------------------------
                                         Canadian            U.S.              Canadian             U.S.
                                           GAAP              GAAP                GAAP               GAAP
                                        ----------       -------------      -------------         --------
Deferred Foreign Exch. Loss             $          -      $          -      $          -      $          -
                                        ============      ============      ============      ============
Total assets                            $  3,245,041      $  3,245,041      $  3,459,221      $  3,459,221
                                        ============      ============      ============      ============


Total liabilities                       $  1,163,897      $  1,163,897      $  1,126,573      $  1,126,573
                                        ============      ============      ============      ============
Capital stock issued                    $  8,338,898      $ 10,386,656      $  8,338,898      $ 10,386,656
                                        ============      ============      ============      ============
Contributed surplus                     $ 11,775,000      $ 11,775,000      $ 11,775,000      $ 11,775,000
                                        ============      ============      ============      ============
Accumulated Deficit                     $(18,032,754)     $(20,080,512)     $(17,781,250)     $(19,829,008)
                                        ============      ============      ============      ============
Shareholders' Equity                    $  2,081,144      $  2,081,144      $  2,332,648      $  2,332,648
                                        ============      ============      ============      ============

(b) Statement of Loss:

                                                             1997                                1996
                                                             ----                                ----
Net loss under Canadian & U.S. GAAP                     $     (251,503)                       $    (44,399)
Net loss per common share under                         ==============                        ============
U.S. & Canadian GAAP                                    $       (0.015)                       $     (0.003)
Weighted average number of shares                       ==============                        ============
U.S. & Canadian GAAP                                        16,629,785                          16,629,785
                                                        ==============                        ============

11. INCOME TAXES

There are no current or deferred income taxes payable in Canada or the United States.

The company has combined tax losses for Canadian and U.S. income tax purposes of approximately $12,105,000 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements, as there can be no reasonable certainty that the deferred tax asset will ever be realized.

These losses, as expressed in Canadian dollars expire as follows:

                Year            Canadian                   U.S.                      Total
                ----            --------                  -----                     -------
                1997            3,786,000                                          3,786,000
                1998              976,000                                            976,000
                1999            2,313,000                                          2,313,000
                2000            1,993,000                                          1,993,000
                2001              302,000                                            302,000
                2002              717,000                 400,000                  1,117,000
                2003               88,000               1,530,000                  1,618,000
                             ------------           -------------              -------------
                              $10,175,000              $1,930,000                $12,105,000
                             ============           =============              =============


12. FUTURE OPERATIONS

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the financial statements which is dependent upon the attainment of profitable operations and the continued support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

13. POST BALANCE SHEET EVENT

Subsequent to the quarter end, the Company has issued an additional 250,000,000 shares of the Company's common stock. These shares were issued pursuant to an offering of 500 units of the Company's common stock. Each unit consisting of 1,000,000 of the Company's common stock at an offering price of US$1,000 per unit.

13. RECLASSIFICATION

Certain figures with respect to the three month period ended February 28, 1996, have been reclassified to conform with the presentation adopted for the three month period ended August 31, 1997.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars)

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

The Company recorded a loss of $251,503 for the three month period ended February 28, 1997, a decline from the loss of $44,399 for the comparable period in 1996. Sales revenues at $163,239 for the period of three months ended February 28, 1997, were a sharp decline from 1996, at $711,287. The sales revenue decline, from 1996 to 1997, reflects the complete absence of sales to two customers, who accounted for approximately 69% of its total sales revenues in 1996. Sales to a major publishing customer and the Spanish customer were $nil, year-to-date in 1997, compared to 1996's revenues of $305,976 and $184,950 respectively.

The Company reported a gross loss of $23,413 for the first quarter. However, lower operating expenses in 1997 contained the operating loss to $151,360 compared to the operating profit in 1996 of $108,017. Other expenses were lower by approximately $52,000 in 1997. Other expenses in 1996 were attributable to a bad-debt provision against accounts receivable, whereas in 1997, the other expenses were the aggregate of exchange losses on US dollar liabilities, and interest and penalties charged on unpaid provincial and municipal taxes. Operating cash flow for the first three months was negative at $82,110, a decline compared to the same period in 1996, when the Company recorded a positive cash flow of $69,980. The Company's working capital balance remained negative at $763,001, as at February 28, 1997, compared to negative working capital of $578,657 at year end November 30, 1996. This decline in working capital reflects the reduction of cash balances, receivables and inventories to fund on-going operations.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the three months ended February 28, 1997, the Company recorded sales to its main retail customer of $64,643 which represents 38% of its total sales revenues. Two other customers represented a further 32% of the Company's three month sales revenues. The decline of sales revenues from $711,287 in 1996 to $163,239 in 1997, represents the complete absence of sales, in 1997, to two of its major customers of 1996. First, the decline of sales, of $184,950, in the Spanish market reflects the inability of the Company to finance new products and new programs to offer to that customer. Second, the Company's sales to a publishing customer were $nil in 1997, compared to sales of $305,976 in the first quarter of 1996. The publishing customer experienced significant declines in its business in 1997, and has switched emphasis to paper-based fine art reproductions, as an alternative to the Company's canvas-based product line.

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

Gross Profit

The Company reported a gross loss of $23,413 in the first quarter of 1997. This compares unfavourably with the reported gross profit of $329,110 in the first three months of 1996.

The reduction of gross margin, from 1996 to 1997, is attributable to the negative impact of fixed overhead costs on lower sales revenues. Fixed overhead costs, including rent and plant salaries, as expressed as percentages of comparable sales revenues were 67% in the first quarter of 1997, as compared to 20% for the three month period to February 28, 1996.

Selling Expenses

In the first three months of 1997, selling expenses at $34,336 were down from $61,836 for the same period in 1996. The reduction in selling expenses is mainly attributed to the lower proportion of sales revenues carrying sales commissions in 1997 over 1996.

General and Administration

These expenses were $93,611 for the first three months of 1997, and compare favourably with the higher administration costs in 1996 of $159,257. The major savings resulted from lower salaries, professional and consulting fees.

Other Expenses

Other expenses year to date were approximately $52,000 higher in 1996 than in 1997. Other expenses in 1996 were attributable to a bad-debt provision against accounts receivable. Whereas in 1997, the other expenses were the aggregate of:
[a] exchange losses on US dollar liabilities, owed to one major trade account and the note holders; and, [b] interest and penalties charged on unpaid provincial and municipal taxes.

Liquidity and Capital Resources

Unless the Company is able to significantly increase sales from the level experienced year to date in 1997, or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

During the first quarter of 1997, the Company did not have a functional Board of Directors, and consequently the Company did not have the power to place equity or borrow funds. On May 8, 1997, the Company held a special meeting of shareholders and a Board of Directors was elected. Notwithstanding the election of a Board of Directors, the Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted.

In May 1994, during the Company's application to list Units (12% Convertible, Redeemable Class A Preference Shares, Series 2) on NASDAQ, as a condition to NASDAQ's approval, the Company agreed to cause the Company's common shares to be removed from the NASDAQ Small-Cap Market. In fiscal 1995, the Company was advised by NASDAQ that the Company's Class A Preference Shares, Series 1 and 2, were no longer in compliance for continued listing on NASDAQ's Small-Cap Market. The Company believes this was in part due to discontinuance of market making activities by market makers. Consequently, the quotation of the Company's securities is now on the NASDAQ OTC Bulletin Board; however there are no market makers at this time.

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

The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding, convertible securities, and cumulative dividends expected to paid in common shares, is summarized below;

Name of Security            Amount          Conversion Rate       Underlying           Additional
----------------            ------          ---------------       ----------           ----------
                         Outstanding             Terms              Common             Information
                         -----------             -----              ------             -----------
                                                                    Shares
                                                                    ------
Series 1 Pref.               805,000     Convertible into 12            9,660,000        Cum. Div. payable
Shares                                   common shares                                   in cash or common
                                                                                         shares (see next)

Cum. Div. on           US $1,690,500     Based on clsg. price       1,690,500,000        Common Shares
Series 1 Pref.                           as at February 28, 1997
                                         of $0.001

Series 2 Pref.               466,941     Convertible into 60           28,016,460        Cum. Div. payable
Shares                                   common shares                                   in cash or common
                                                                                         shares (see next)

Cum. Div. on           US   $770,453     Based on clsg. price         770,453,000        Common Shares
Series 2 Pref.                           as at February 28, 1997
                                         of $0.001

The Company's working capital remained negative as at February 28, 1997, at $763,001, an increase of $184,344 from the balance at the fiscal 1996 year end of negative $578,657. This decline is attributable to the reductions in trade accounts receivables, current inventories and cash balances which were utilized to fund operations.

Post Balance Sheet Event -- During September 1997, the Company's Board of Directors authorized the preparation of a Regulation S Offering, whereby the Company offered, in a private placement transaction exempt from registration under Regulation S, a total of 500 units, each unit consists of 1,000,000 shares of the Company's common stock at an offering price of $1,000 per unit. The first sale took place on October 2, 1997.

As of February 1998, the Company has completed an offering of its securities under Regulation S, whereby a total of 250 million shares of the Company's common stock were issued in consideration for the receipt of a total of $250,000. As a result of the offering, the Company now has a total of 266,629,789 shares of common stock issued and outstanding. The company intends to use the proceeds derived from the offering for working capital purposes.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default Under Senior Securities:

        (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1996, and incorporated herein by reference.

        (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1997, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

Dated: March 31, 1998


-------------------------------------
By: Simon Meredith
President

  Exchange rate US / CDN        $1.3700
GAAP DIFFERENCE              $2,047,758
                             ==========

Dividend Workings
No. of Preference Shares, Series 1         805,000
No. of Preference Shares, Series 2         466,941
Dividend Rate/Share Series 1            $     0.60
Dividend Rate/Share Series 2            $     0.60
Years Div not paid Series 1                   3.50
Years Div not paid Series 2                   2.75
Div. payable in common S1               $1,690,500
Div. payable in common S2               $  770,453
Rate of conv. to Common S1                      12
Rate of conv. to Common S2                      60
Common shares closing price             $    0.001

Working Capital                           (763,002)         (578,657)         $(184,345)
NOTE HOLDERS INTEREST
ACCRUED INTEREST OWED BEFORE MAY 1996              56,210
OF THIS  - AMOUNT PAID IN MAY 1996                 34,533
                                               ----------
BAL OF ACCRUED INTEREST OWED                                  21,677  CHK!       21,675
FUTURE INTEREST PAYMENTS FOR 1996                             15,750
                                                         -----------
TOTAL INTEREST PAYMENTS SCHED. FOR BAL OF 1996                37,427
                                                         -----------
TOTAL INTEREST SCHED. FOR 1997                                21,658
                                                         -----------
TOTAL INTEREST SCHED. FOR 1998                                 5,908
                                                         -----------
PAYMENTS OF PRINCIPAL 1996                         39,375
PAYMENTS OF PRINCIPAL 1997                        157,500
PAYMENTS OF PRINCIPAL 1998                        118,125
CURRENT PORTION OF NOTE - PRIN. ONLY                         118,125  CDN$      163,013
CURRENT PORTION OF ACCRUED INT.                    21,677  CDN$         29,914
TOTAL CURRENT PRINCIPAL AND INTEREST MAY 96       139,802  CDN$        192,927
TOTAL CURRENT PRINCIPAL AND INTEREST NOV 95       109,095  CDN$        150,551

                                                                           22