Form 10-Q
period 1997-05-31
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-06-11
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1997               Commission File Number 0-16008

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


                         YES __                NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares Outstanding as at May 31, 1997:         16,629,785
                                                      ----------

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                                  May 31, 1997
                                  ------------



PART I
Balance sheets as at May 31, 1997, and November 30, 1997                                     3-4

Statements of Contributed Surplus                                                              5
                  for the six months ended May 31, 1997
                  for the six months ended May 31, 1996

Statements of Accumulated Deficit                                                              6
                  for the six months ended May 31, 1997
                  for the six months ended May 31, 1996

Statements of Loss                                                                             7
                  for the three months ended May 31, 1997 for the three months ended May 31, 1996 for the six months ended May 31, 1997 for the six months ended May 31, 1996

Statements of Cash Flow                                                                        8
                  for the six months ended May 31, 1997
                  for the six months ended May 31, 1996

Notes to Financial Statements                                                               9-15

Item 2.         Management's discussions and analysis of financial
                condition and results of operations                                        16-19

PART II
                SIGNATURES                                                                    20

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)

                                     ASSETS

                                                        6 Months Ended         12 Months Ended
                                                         May 31, 1997           Nov. 30, 1996
                                                        --------------         ---------------
                                                         (Unaudited)             (Audited)
                                                                                 (Note 2)
CURRENT ASSETS
Cash                                                    $        -               $     85,422
Accounts receivable (Note 3)                               101,039                    149,410
Inventory (Notes 2(a) and 4)                               212,020                    254,645
Prepaid expenses and deposits                               70,734                     58,439
                                                        ----------              -------------
                                                           383,793                    547,916
CAPITAL ASSETS
Equipment, furniture & fixtures                            676,530                    676,530
Molds                                                      318,100                    318,100
Leasehold improvements                                     288,958                    288,958
Artwork                                                          -                          -
                                                        ----------              -------------
                                                         1,283,588                  1,283,588
Less: Accumulated depreciation                           1,157,503                  1,129,321
                                                        ----------              -------------
                                                           126,085                    154,267
                                                        ----------              -------------
Patents                                                  3,931,051                  3,931,051
Art reproduction rights                                    441,875                    441,875
                                                        ----------              -------------
                                                         4,372,926                  4,372,926
Less: Accumulated amortization                           1,878,225                  1,752,225
                                                        ----------              -------------
                                                         2,494,701                  2,620,701
                                                        ----------              -------------
OTHER
Inventories (Notes 2(a) and 4)                             114,680                    136,337
                                                        ----------              -------------
TOTAL ASSETS                                            $3,119,259              $   3,459,221
                                                        ==========              =============

The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    6 Months Ended       12 Months Ended
                                                     May 31, 1997         Nov. 30, 1996
                                                    --------------       ---------------
                                                      (Unaudited)            (Audited)
                                                                              (Note 2)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                $585,207               $457,303
Accounts payable - related party (Note 5)                157,372                171,411
Customers' deposits                                            -                 11,200
Current portion of long-term debt                        508,531                486,659
                                                   -------------         --------------
                                                       1,251,110              1,126,573
LONG TERM DEBT
Notes payable (Note 6)                                   508,531                486,659
Less - current portion due within one year               508,531                486,659
                                                   -------------         --------------
                                                               -                      -
                                                   -------------         --------------
TOTAL LIABILITIES                                      1,251,110              1,126,573
                                                   -------------         --------------
CAPITAL STOCK (Note 7)
Preference shares
                Series 1                               3,701,809              3,701,809
                Series 2                               2,785,628              2,785,628
Common shares                                          1,851,461              1,851,461
                                                   -------------         --------------
                                                       8,338,898              8,338,898
CONTRIBUTED SURPLUS                                   11,775,000             11,775,000
DEFICIT                                              (18,245,749)           (17,781,250)
                                                   -------------         --------------
                                                       1,868,149              2,332,648
                                                   -------------         --------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $3,119,259             $3,459,221
                                                   =============         ==============

The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF CONTRIBUTED SURPLUS
                             (IN CANADIAN DOLLARS)


                                               6 Months Ended     6 Months Ended
                                                May 31, 1997       May 31, 1996
                                               --------------     --------------
                                                 (Unaudited)       (Unaudited)

Balance - beginning of period                     $11,775,000       $11,775,000
Add - additions to contributed surplus                      -                 -
                                               --------------     -------------
Balance - end of period                           $11,775,000       $11,775,000
                                               ==============     =============




The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF ACCUMULATED DEFICIT
                             (IN CANADIAN DOLLARS)



                                              6 Months Ended     6 Months Ended
                                               May 31, 1997       May 31, 1996
                                              --------------     --------------
                                                (Unaudited)       (Unaudited)

Deficit - beginning of period                  $(17,781,251)     $(17,344,701)
Add - net loss                                     (464,498)          (97,538)
                                              -------------      ------------
Deficit - end of period                        $(18,245,749)     $(17,442,239)
                                              =============      ============





The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                          STATEMENTS OF INCOME (LOSS)
                             (IN CANADIAN DOLLARS)


                                        3 Months Ended     3 Months Ended          6 Months Ended        6 Months Ended
                                          May 31, 1997      May 31, 1996            May 31, 1997           May 31, 1996
                                        --------------     --------------          ---------------       --------------
                                          (Unaudited)       (Unaudited)             (Unaudited)            (Unaudited)
SALES                                      $175,239           $736,490                $338,478              $1,447,777
COST OF GOODS
SOLD                                        191,203            480,619                 377,854                 862,796
                                        -----------       ------------           -------------             -----------
GROSS PROFIT (LOSS)                         (15,964)           255,871                 (39,376)                584,981

OPERATING EXPENSES
Selling                                      13,625             65,586                  47,961                 127,422
General & administrative                     83,263            169,149                 176,875                 328,406
                                        -----------       ------------           -------------             -----------
TOTAL OPERATING EXP                          96,888            234,735                 224,836                 455,828

Operating income/(loss)                    (112,852)            21,136                (264,212)                129,153

OTHER EXPENSES
Amortization of patents                      63,000             63,000                 126,000                 126,000
Note interest                                11,053             11,053                  22,107                  22,107
Other expenses                               26,090                221                  52,179                  78,584
                                        -----------       ------------           -------------             -----------
TOTAL OTHER
  EXPENSES                                  100,143             74,274                 200,286                 226,691
                                        -----------       ------------           -------------             -----------

NET INCOME (LOSS)                         $(212,995)          $(53,138)              $(464,498)               $(97,538)
                                        ===========       ============           =============             ===========
NET LOSS PER
 COMMON SHARE                              $(0.0128)          $(0.0032)               $(0.0279)               $(0.0059)
                                        ===========       ============           =============             ===========

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                        16,629,785         16,629,785              16,629,785              16,629,785
                                        ===========       ============           =============             ===========




The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOW
                             (IN CANADIAN DOLLARS)

                                                                 6 Months Ended             6 Months Ended
                                                                  May 31, 1997                May 31, 1996
                                                                 ---------------            --------------
                                                                  (Unaudited)                 (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                               $(464,498)                 $(97,538)
   Add: Items not requiring an outlay of cash
                Amortization                                           126,000                   126,000
                Depreciation                                            28,182                    29,412
                                                                  ------------              ------------
                                                                      (310,316)                   57,874
                                                                  ------------              ------------

Accounts receivable                                                     48,371                   264,345
Inventories - current & long-term                                       64,282                   287,269
Prepaid expenses and deposits                                          (12,295)                  (23,055)
Accounts payable and accrued liabilities                               127,903                  (268,089)
Accounts payable - related party                                       (14,039)                  (46,336)
Customer deposits                                                      (11,200)                 (184,728)
                                                                  ------------              ------------
Cash provided by (used by) operating activities                       (107,294)                   87,280
                                                                  ------------              ------------


INVESTMENT ACTIVITIES
    Acquisition of capital assets and art
     reproduction rights                                                     -                     2,105
                                                                  ------------              ------------
Cash provided by (used by) investment activities                             -                     2,105
                                                                  ------------              ------------

FINANCING ACTIVITIES
Notes payable                                                           21,872                   (62,952)
                                                                  ------------              ------------
Cash provided by (used by) financing activities                         21,872                   (62,952)
                                                                  ------------              ------------

INCREASE /(DECREASE)  IN CASH                                          (85,422)                   26,433
CASH, beginning of period                                               85,422                    50,549
                                                                  ------------              ------------
CASH, end of period                                                 $        -                   $76,982
                                                                  ============              ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                             $        -                   $52,000
                                                                  ============              ============
Income taxes paid in period                                         $        -                   $     -
                                                                  ============              ============



The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1997
                             (IN CANADIAN DOLLARS)


1.      INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited financial statements of the Company for the periods ended May 31, 1997, and May 31, 1996, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at May 31, 1997, and November 30, 1996, and the results of their operations and cash flows for the periods ended May 31, 1997, and May 31, 1996, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

3. ACCOUNTS RECEIVABLE.

Accounts receivable consists of the following:
                                                                 May 31, 1997
                                                                 ------------

                Trade accounts receivable                          $110,039
                Less allowance for doubtful accounts                 (9,000)
                                                                 ----------
                                                                   $101,039
                                                                 ==========

4. INVENTORIES

Inventories consist of the following:

                                May 31, 1997                                                Nov. 30, 1996
                   ---------------------------------------------      --------------------------------------------------
                                   Provision for                                            Provision for
                                    Obsolete and                                             Obsolete and
                      Gross         Slow-moving            Net              Gross            Slow-moving            Net
                     Amount         Inventories           Amount            Amount            Inventories          Amount
                     ------       --------------          ------            ------          -------------         -------
Finished goods       $199,166        $17,737            $181,429            $71,131         $         -          $71,131
W.I.P.                788,664        720,656              68,008            942,895             738,393          204,502
Raw materials          77,263              -              77,263            115,349                   -          115,349
                   ----------      ---------         -----------        -----------        ------------       ----------
                   $1,065,093       $738,393            $326,700         $1,129,375            $738,393         $390,982
                   ==========      =========         ===========        ===========        ============       ==========
Current portion                                         $212,020                                                $254,645
Non-current portion                                      114,680                                                 136,337
                                                     ===========                                              ==========
                                                        $326,700                                                $390,982
                                                     ===========                                              ==========


5. ACCOUNTS PAYABLE - RELATED PARTY - $157,372

This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ during the six month period ended May 31, 1997 (May 31, 1996 - $49,495).

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

                         U.S. Dollars    CDN Dollars
Future amounts            Principal       Principal
--------------           ------------    -----------

Total future amounts       $315,000       $437,315
Add:interest                 51,298         71,216
Total                      $366,298       $508,531

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

(ii) Common shares.

(b) Capital stock.

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
--------------------------------------------------------------------------

                                                  May 31, 1997                        Nov. 30, 1996
                                                  ------------                        -------------
                                                   Number of                            Number of
                                                     Shares             Amount            Shares               Amount
                                                   ---------            ------        ------------             ------
Balance - beginning of year                         805,000           $3,701,809         805,000              $3,701,809
Add- shares issued during period                          -                    -               -                       -
                                                  ---------           ----------      ----------              ----------
Balance - end of year                               805,000            3,701,809         805,000               3,701,809
                                                  =========           ==========      ==========              ==========

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
-------------------------------------------------------------------------

                                                  May 31, 1997                        Nov. 30, 1996
                                                  ------------                        -------------
                                                   Number of                            Number of
                                                     Shares             Amount            Shares               Amount
                                                   ---------            ------        ------------             ------
Balance - beginning of year                         466,941           $2,785,628          466,941          $2,785,628
Add- shares issued during period                          -                    -                -                   -
                                                  ---------           ----------       ----------          ----------
Balance - end of year                               466,941            2,785,628          466,941           2,785,628
                                                  =========           ==========       ==========          ==========

COMMON SHARES:
-------------

                                                  May 31, 1997                        Nov. 30, 1996
                                                  ------------                        -------------
                                                   Number of                            Number of
                                                     Shares             Amount            Shares               Amount
                                                   ---------            ------        ------------             ------
Balance - beginning of year                      16,629,785         $1,851,461          16,629,785           $1,851,461
Add- shares issued during period                          -                  -                   -                    -
                                                 ----------         ----------          ----------           ----------
Balance - end of year                            16,629,785          1,851,461          16,629,785            1,851,461
                                                 ==========         ==========          ==========           ==========

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

The options and warrants are allocated as follows:

                                                                           Number of shares
                                                                ---------------------------------
                                                                May 31,1997         Nov. 30, 1996
                                                                -----------         -------------
Balance - beginning of period                                   3,625,000             5,069,000
Add- options and warrants issued during the period                      -                     -
                                                                3,625,000             5,069,000
Less -  options and warrants expired during the period                  -             1,444,000
                                                               ----------           -----------
Balance - end of period                                         3,625,000             3,625,000
                                                               ==========           ===========

The options and warrants granted and outstanding as at May 31, 1997, are as follows:

        Common shares
        under options
        or subject
        to warrants          Exercise price           Expiry date
        -------------        --------------           -----------

          150,000               $0.35                   1997
           25,000               $0.35                   1998
           25,000               $1.50                   1999
           25,000               $1.50                   2000
        1,200,000               $0.01                   2000
        1,200,000               $0.20                   2000
        1,000,000               $0.25                   2002
      -----------
        3,625,000
      ===========

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

The dividends payable, but not yet declared by the Company, are as follows:

             Period ended           Amount US$       Amount CDN$
             ------------           ----------       -----------

        December 1, 1993               $120,750        $167,637
        December 1, 1994                483,000         670,549
        December 1, 1995                483,000         670,549
        December 1, 1996                483,000         670,549
        May 31, 1997                    241,500         335,274
                                   ------------     -----------
        Total                        $1,811,250      $2,514,558
                                   ============     ===========

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

The dividends payable, but not yet declared by the Company, are as follows:

             Period ended              Amount US$              Amount CDN$
             ------------              ----------              -----------

        December 1, 1994               $140,082                $194,476
        December 1, 1995                280,164                 388,952
        December 1, 1996                280,164                 388,952
        May 31, 1997                    140,082                 194,476
                                      ---------            ------------
        Total                          $840,492              $1,166,856
                                      =========            ============

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

(b) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $140,000 until January 31, 1998.

10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY
ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). these principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a) Balance sheet:

                                               May 31, 1997                         Nov. 30, 1996
                                        -----------------------------    --------------------------------
                                          Canadian          U.S.             Canadian             U.S.
                                            GAAP            GAAP               GAAP               GAAP
                                        ------------    -------------      ------------      ------------
Deferred Foreign Exch. Loss             $          -    $           -      $          -      $          -
                                        ============    =============      ============      ============
Total assets                            $  3,119,259    $   3,119,259      $  3,459,221      $  3,459,221
                                        ============    =============      ============      ============
Total liabilities                       $  1,251,110    $   1,251,110      $  1,126,573      $  1,126,573
                                        ============    =============      ============      ============


Capital stock issued                    $  8,338,898    $  10,386,656      $  8,338,898      $ 10,386,656
                                        ============    =============      ============      ============
Contributed surplus                     $ 11,775,000    $  11,775,000      $ 11,775,000      $ 11,775,000
                                        ============    =============      ============      ============
Accumulated Deficit                     $(18,245,749)   $ (20,293,507)     $(17,781,250)     $(19,829,008)
                                        ============    =============      ============      ============
Shareholders' Equity                    $  1,868,149    $   1,868,149      $  2,332,648      $  2,332,648
                                        ============    =============      ============      ============

(b) Statement of Loss:

                                                             1997                                1996
                                                           ----------                        -----------
Net loss under Canadian & U.S. GAAP                        $ (464,498)                       $   (97,538)
                                                           ==========                        ===========
Net loss per common share under
U.S. & Canadian GAAP                                       $   (0.028)                       $    (0.006)
                                                           ==========                        ===========
Weighted average number of shares
U.S. & Canadian GAAP                                       16,629,785                         16,629,785
                                                           ==========                        ===========

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

These losses, as expressed in Canadian dollars expire as follows:

                Year             Canadian          U.S.                   Total
              --------        ------------     -----------            ------------
                1997            3,786,000               -                3,786,000
                1998              976,000               -                  976,000
                1999            2,313,000               -                2,313,000
                2000            1,993,000               -                1,993,000
                2001              302,000               -                  302,000
                2002              717,000         400,000                1,117,000
                2003               88,000       1,530,000                1,618,000
                              -----------     -----------           --------------
                              $10,175,000      $1,930,000              $12,105,000
                              ===========     ===========           ==============

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

13. RECLASSIFICATION

Certain figures with respect to the six month period ended May 31, 1996, have been reclassified to conform with the presentation adopted for the nine month period ended May 31, 1997.

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

The Company recorded a loss of $464,498 for the six month period ended May 31, 1997, a decline from the loss of $97,538 for the comparable period in 1996. Sales revenues at $338,478 for the period of six months ended May 31, 1997, were a sharp decline from 1996, at $1,447,777. Sales revenues for the second quarter in fiscal 1997 were $175,239, a slight improvement over the first quarter's sales of $163,239. The sales revenue decline, year-to-date from 1996 to 1997, reflected the Company's reliance on two customers for approximately 60% of its total sales revenues in 1996. Sales to one of the Company's major publishing customers and its Spanish customer were $nil, year-to-date in 1997, compared to 1996's revenues of $591,809 and $381,203 respectively.

The Company recorded a gross loss of $39,376 for the first six months, compared to a gross profit of $584,981 for the comparable period in 1996 . However, lower operating expenses in 1997 contained the operating loss to $264,212 compared to the operating profit in 1996 of $129,153. Other expenses were lower by approximately $27,000 in 1997. Other expenses in 1996 were attributable to a bad-debt provision against accounts receivable, whereas in 1997, the other expenses were the aggregate of exchange losses on US dollar liabilities, and interest and penalties charged on unpaid provincial and municipal taxes. Operating cash flow for the first six months was negative at $107,294, a decline compared to the same period in 1996, when the Company recorded a positive cash flow of $87,280. The Company's working capital balance remained negative at $867,315, as at May 31, 1997, compared to negative working capital of $578,657 at year end November 30, 1996. This decline in working capital reflects the reduction of cash balances, receivables and inventories to fund on-going operations.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the six months ended May 31, 1997, the Company recorded sales to its main retail customer of $155,214 which represents 45% of its total sales revenues. Two other customers represented a further 17% of the Company's six month sales revenues. The decline of sales revenues from $1,447,777 in 1996 to $338,478 in 1997, represents the complete absence of sales, in 1997, to two of its major customers of 1996. First, the decline of sales, of $381,203, in the Spanish market reflects the inability of the Company to finance new products and new programs to offer to this customer. Second, sales to one of the Company's publishing customers fell $591,809. This customer has experienced significant declines in demand for its products in 1997, and has switched emphasis to paper-based fine art reproductions, as an alternative to the Company's canvas-based product line.

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

Gross Profit

The Company reported a gross loss of $39,377 for the first six months of 1997, a significant down-turn from the gross profit of $584,981 reported for the first six months of 1996.

The loss is attributable to the negative impact of fixed overhead costs on the lower level of sales revenues experienced year-to-date in 1997. Fixed overhead costs, including rent and plant salaries, as expressed as percentages of comparable sales revenues were 67% and 60% for first and second quarters of 1997, as compared to 20% for the six month period to May 31, 1996.

Selling Expenses

In the first six months of 1997, selling expenses at $47,961 were down $79,461 from $127,422 for the same period in 1996. The reduction in selling expenses is mainly attributed to the lower proportion of sales revenues carrying sales commissions in 1997 over 1996.

General and Administration

These expenses were $176,875 for the first six months of 1997, and compare favourably with the higher administration costs in 1996 of $328,406. The major savings resulted from lower salaries, professional and consulting fees.

Other Expenses

Other expenses year to date were approximately $27,000 higher in 1996 than in 1997. Other expenses in 1996 were attributable to a bad-debt provision charged against accounts receivable, whereas in 1997, the other expenses were the aggregate of: [a] exchange losses on US dollar liabilities, owed to one major trade account and the note holders; and, [b] interest and penalties charged on unpaid provincial and municipal taxes.

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

The Company did not have a functional Board of Directors from October 1995 to May 1997, and consequently the Company did not have the power to place equity or borrow funds. On May 8, 1997, the Company held a special meeting of shareholders and a Board of Directors was elected. Notwithstanding the election of a Board of Directors, the Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted.

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

 Name of Security          Amount         Conversion Rate      Underlying           Additional
 ----------------        Outstanding          Terms              Common             Information
                         -----------      ---------------        Shares             -----------
                                                                ----------

Series 1 Pref.               805,000    Convertible into 12         9,660,000        Cum. Div. payable
Shares                                  common shares                                in cash or common
                                                                                     shares (see next)

Cum. Div. on           US $1,811,250    Based on clsg. price    1,811,250,000        Common Shares
Series 1 Pref.                          as at May 31, 1997
                                        of $0.001

Series 2 Pref.               466,941    Convertible into 60        28,016,460        Cum. Div. payable
Shares                                  common shares                                in cash or common
                                                                                     shares (see next)

Cum. Div. on            US $ 840,494    Based on clsg. price      840,494,000        Common Shares
Series 2 Pref.                          as at May 31, 1997
                                        of $0.001

The Company's working capital remained negative as at May 31, 1997, at $867,315, an increase of $288,658 from the balance at the fiscal 1996 year end of negative $578,657. This decline is attributable to the reductions in trade accounts receivables, current inventories and cash balances which were utilized to fund operations.

Post Balance Sheet Event -- During September 1997, the Company's Board of Directors authorized the preparation of a Regulation S Offering, whereby the Company offered, in a private placement transaction exempt from registration under Regulation S, a total of 500 units. Each unit consists of 1,000,000 shares of the Company's common stock at an offering price of $1,000 per unit. The first sale took place on October 2, 1997.

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

        (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1997, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

Dated: March 31, 1998


-------------------------------------
By: Simon Meredith
President

  Exchange rate US / CDN            $1.3883
GAAP DIFFERENCE                  $2,047,758
                                ===========
Dividend Workings
No. of Preference Shares, Series 1         805,000
No. of Preference Shares, Series 2         466,941
Dividend Rate/Share Series 1            $     0.60
Dividend Rate/Share Series 2            $     0.60
Years Div not paid Series 1                   3.75
Years Div not paid Series 2                   3.00
Div. payable in common S1               $1,811,250
Div. payable in common S2               $  840,494
Rate of conv. to Common S1                      12
Rate of conv. to Common S2                      60
Common shares closing price             $    0.001

Working Capital                           (867,317)      (578,657)   $(288,660)
NOTE HOLDERS INTEREST
ACCRUED INTEREST OWED BEFORE MAY 1996               56,210
OF THIS  - AMOUNT PAID IN MAY 1996                  34,533
                                                  --------
BAL OF ACCRUED INTEREST OWED                               21,677   CHK!  21,675
FUTURE INTEREST PAYMENTS FOR 1996                          15,750
                                                          -------
TOTAL INTEREST PAYMENTS SCHED. FOR BAL OF 1996             37,427
                                                          -------
TOTAL INTEREST SCHED. FOR 1997                             21,658
                                                          -------
TOTAL INTEREST SCHED. FOR 1998                              5,908
                                                          -------
PAYMENTS OF PRINCIPAL 1996                          39,375
PAYMENTS OF PRINCIPAL 1997                         157,500
PAYMENTS OF PRINCIPAL 1998                         118,125
CURRENT PORTION OF NOTE - PRIN. ONLY                      118,125   CDN$ 163,013
CURRENT PORTION OF ACCRUED INT.                     21,677  CDN$   29,914
TOTAL CURRENT PRINCIPAL AND INTEREST MAY 96        139,802  CDN$  192,927
TOTAL CURRENT PRINCIPAL AND INTEREST NOV 95        109,095  CDN$  150,551