Form 10-Q
period 1997-08-31
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-06-11
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1997             Commission File Number 0-16008

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


                         YES __                NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares Outstanding as at August 31, 1997:         16,629,785

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                                AUGUST 31, 1997
                                ---------------

PART I
Balance sheets as at August  31, 1997, and November 30, 1997                                  3-4

Statements of Contributed Surplus                                                              5
                  for the nine months ended August 31, 1997
                  for the nine months ended August 31,1996

Statements of Accumulated Deficit                                                              6
                  for the nine months ended August 31, 1997
                  for the nine months ended August 31, 1996

Statements of Loss                                                                             7
                  for the three months ended August 31, 1997 for the three
                  months ended August 31, 1996 for the nine months ended August
                  31, 1997 for the nine months ended August 31, 1996

Statements of Cash Flow                                                                        8
                  for the nine  months ended August 31, 1997
                  for the nine months ended August 31, 1996

Notes to Financial Statements                                                                9-16

Item 2.         Management's discussions and analysis of financial
                condition and results of operations                                         17-20

PART II
                SIGNATURES                                                                     21

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)

                                     ASSETS

                                                          9 Months Ended         12 Months Ended
                                                         August 31, 1997          Nov. 30, 1996
                                                         ---------------        ---------------
                                                           (Unaudited)              (Audited)
                                                                                     (Note 2)
CURRENT ASSETS
Cash                                                          $35,877             $85,422
Accounts receivable (Note 3)                                   23,121             149,410
Inventory (Notes 2(a) and 4)                                  214,787             254,645
Prepaid expenses and deposits                                  40,156              58,439
                                                         ------------        ------------
                                                              313,941             547,916
CAPITAL ASSETS
Equipment, furniture & fixtures                               676,530             676,530
Molds                                                         318,100             318,100
Leasehold improvements                                        288,958             288,958
Artwork                                                             -                   -
                                                         ------------        ------------
                                                            1,283,588           1,283,588
Less: Accumulated depreciation                              1,171,594           1,129,321
                                                         ------------        ------------
                                                              111,994             154,267
                                                         ------------        ------------
Patents                                                     3,931,051           3,931,051
Art reproduction rights                                       441,875             441,875
                                                         ------------        ------------
                                                            4,372,926           4,372,926
Less: Accumulated amortization                              1,941,225           1,752,225
                                                         ------------        ------------
                                                            2,431,701           2,620,701
                                                         ------------        ------------
OTHER
Inventories (Notes 2(a) and 4)                                 85,830             136,337
                                                         ------------        ------------
TOTAL ASSETS                                               $2,943,466          $3,459,221
                                                         ============        ============




The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     9 Months Ended        12 Months Ended
                                                     August 31, 1997         Nov. 30, 1996
                                                     ---------------       ----------------
                                                       (Unaudited)             (Audited)
                                                                                (Note 2)

CURRENT LIABILITIES
Accounts payable and accrued liabilities                $536,632                $457,303
Accounts payable - related party (Note 5)                157,372                 171,411
Customers' deposits                                            -                  11,200
Current portion of long-term debt                        510,570                 486,659
                                                  --------------          --------------
                                                       1,204,574               1,126,573
LONG TERM DEBT
Notes payable (Note 6)                                   510,570                 486,659
Less - current portion due within one year               510,570                 486,659
                                                  --------------          --------------
                                                               -                       -
TOTAL LIABILITIES                                      1,204,574               1,126,573
                                                  --------------          --------------

CAPITAL STOCK (Note 7)
Preference shares
                Series 1                               3,701,809               3,701,809
                Series 2                               2,785,628               2,785,628
Common shares                                          1,851,461               1,851,461
                                                  --------------          --------------
                                                       8,338,898               8,338,898
CONTRIBUTED SURPLUS                                   11,775,000              11,775,000
DEFICIT                                              (18,375,006)            (17,781,250)
                                                  --------------          --------------
                                                       1,738,892               2,332,648
                                                  --------------          --------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                 $2,943,466              $3,459,221
                                                  ==============          ==============


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF CONTRIBUTED SURPLUS
                             (IN CANADIAN DOLLARS)


                                                      9 Months Ended         12 Months Ended
                                                     August 31, 1997         August 31, 1996
                                                    -----------------      -----------------
                                                        (Unaudited)             (Unaudited)

Balance - beginning of period                           $11,775,000               $11,775,000
Add - additions to contributed surplus                            -                         -
                                                    ---------------        ------------------

Balance - end of period                                 $11,775,000               $11,775,000
                                                    ===============        ==================


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF ACCUMULATED DEFICIT
                             (IN CANADIAN DOLLARS)


                                          9 Months Ended        9 Months Ended
                                          August 31, 1997      August 31, 1996
                                          ---------------      ----------------
                                            (Unaudited)           (Unaudited)

Deficit - beginning of period               $(17,781,251)         $(17,344,701)
Add - net loss                                  (593,755)             (290,311)
                                           -------------        --------------
Deficit - end of period                     $(18,375,006)         $(17,635,012)
                                           =============        ==============



The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                          STATEMENTS OF INCOME (LOSS)
                             (IN CANADIAN DOLLARS)

                                          3 Months Ended            3 Months Ended          9 Months Ended          9 Months Ended
                                          August 31, 1997           August 31, 1996         August 31, 1997         August 31, 1996
                                         ----------------           ---------------         ---------------         ----------------
                                           (Unaudited)                (Unaudited)           (Unaudited)               (Unaudited)
SALES                                          $306,295                 $320,471                $644,773               $1,768,248
COST OF GOODS
  SOLD                                          248,619                  226,819                 626,474                1,089,615
                                            -----------              -----------            ------------             ------------
GROSS PROFIT                                     57,676                   93,652                  18,299                  678,633

OPERATING EXPENSES
Selling                                          11,032                   79,328                  58,992                  206,750
General & aministrative                          97,286                  132,904                 274,160                  461,310
                                            -----------              -----------            ------------             ------------
TOTAL OPERATING EXP.                            108,318                  212,232                 333,152                  668,060

Operating income/(loss)                         (50,642)                (118,580)               (314,853)                  10,573

OTHER EXPENSES
Amortization of patents                          63,000                   63,000                 189,000                  189,000
Note interest                                    11,053                   11,053                  33,160                   33,160
Other expenses                                    4,564                      140                  56,742                   78,724
                                            -----------              -----------            ------------             ------------
TOTAL OTHER
  EXPENSES                                       78,617                   74,193                 278,902                  300,884
                                            -----------              -----------            ------------             ------------

NET INCOME (LOSS)                             $(129,259)               $(192,773)              $(593,755)               $(290,311)
                                            ===========              ===========            ============             ============
NET LOSS PER
 COMMON SHARE                                  $(0.0078)                $(0.0116)               $(0.0357)                $(0.0175)
                                            ===========              ===========            ============             ============
WEIGHTED AVE.NUMBER
 OF COMMON SHARES                            16,629,785               16,629,785              16,629,785               16,629,785
                                            ===========              ===========            ============             ============



The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOW
                             (IN CANADIAN DOLLARS)

                                                                  9 Months Ended             9 Months Ended
                                                                 August 31, 1997             August 31, 1996
                                                                 ---------------             ---------------
                                                                    (Unaudited)                (Unaudited)
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                                $ (593,755)               $(290,311)
   Add: Items not requiring an outlay of cash
        Amortization                                                     189,000                  189,000
        Depreciation                                                      42,273                   44,118
                                                                      ----------                ---------
                                                                        (362,482)                 (57,193)
                                                                      ----------                ---------
Accounts receivable                                                      126,289                  213,559
Inventories - current & long-term                                         90,365                  292,204
Prepaid expenses and deposits                                             18,283                  (22,348)
Accounts payable and accrued liabilities                                  79,328                 (239,200)
Accounts payable - related party                                         (14,039)                   5,586
Customer deposits                                                        (11,200)                (175,728)
                                                                      ----------                ---------
Cash provided by (used by) operating activities                          (73,456)                  16,880
                                                                      ----------                ---------

INVESTMENT ACTIVITIES
    Acquisition of capital assets and art
     reproduction rights                                                       -                   (2,867)
                                                                      ----------                ---------
Cash provided by (used by) investment activities                               -                   (2,867)
                                                                      ----------                ---------

FINANCING ACTIVITIES
Notes payable                                                             23,911                  (23,539)
                                                                      ----------                ---------
Cash provided by (used by) financing activities                           23,911                  (23,539)
                                                                      ----------                ---------

INCREASE /(DECREASE)  IN CASH                                            (49,545)                  (9,526)
CASH, beginning of period                                                 85,422                   50,549
                                                                      ----------                ---------
CASH, end of period                                                      $35,877                  $41,023
                                                                      ==========                =========
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                               $        -                  $52,000
                                                                      ==========                =========
Income taxes paid in period                                           $        -                  $     -
                                                                      ==========                =========




The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1997
                             (IN CANADIAN DOLLARS)


1.      INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited financial statements of the Company for the periods ended August 31, 1997, and August 31, 1996, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1996, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at August 31, 1997, and November 30, 1996, and the results of their operations and cash flows for the periods ended August 31, 1997, and August 31, 1996, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1996. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

3. ACCOUNTS RECEIVABLE.

Accounts receivable consists of the following:
                                                              August 31, 1997
                                                              ---------------

                Trade accounts receivable                          $32,121
                Less allowance for doubtful accounts                (9,000)
                                                               -----------
                                                                   $23,121
                                                               ===========

4. INVENTORIES

Inventories consist of the following:

                                   August 31, 1997                                       Nov. 30, 1996
                    ---------------------------------------               --------------------------------------------
                                Provision for                                               Provision for
                                Obsolete and                                                Obsolete and
                    Gross       Slow-moving            Net                   Gross           Slow-moving         Net
                    Amount      Inventories          Amount                  Amount          Inventories        Amount
                    ------     ---------------       ------                  ------        --------------       ------
Finished goods     $194,166      $17,737           $176,429                 $71,131             $     -        $71,131
W.I.P.              778,664      720,656             58,008                 942,895             738,393        204,502
Raw materials        66,180            -             66,180                 115,349                   -        115,349
                 ----------   ----------        -----------              ----------          ----------      ---------
                 $1,039,010     $738,393           $300,617              $1,129,375            $738,393       $390,982
                 ==========   ==========        ===========              ==========          ==========      =========
Current portion                                    $214,787                                                   $254,645
Non-current portion                                  85,830                                                    136,337
                                                ===========                                                  =========
                                                   $300,617                                                   $390,982
                                                ===========                                                  =========


5. ACCOUNTS PAYABLE - RELATED PARTY - $157,372

This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ during the nine month period ended August 31, 1997 (August 31, 1996 - $94,276).

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

                         U.S. Dollars    CDN Dollars
Future amounts             Principal      Principal
--------------           ------------    ------------

Total future amounts    $315,000        $431,550
Add:interest              57,678          79,020
                       ---------       ---------
Total                   $372,678        $510,570
                       =========       =========

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

The directors have authorized 805,000 class "A" preference shares, series 1, of which 805000 are issued, each of which is convertible into twelve (12) common shares.

The directors have authorized an unlimited number of class "A" preference shares, series 2, of which 466,941 shares are issued, each of which is convertible into sixty (60) common shares.

(ii) Common shares.

(b) Capital stock.

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
-------------------------------------------------------------------------

                                                      August 31, 1997                         Nov. 30, 1996
                                             -------------------------------        --------------------------------
                                              Number of                                Number of
                                               Shares                Amount             Shares               Amount
                                              ---------              -------          ----------             ------
Balance - beginning of year                   805,000             $3,701,809           805,000            $3,701,809
Add- shares issued during period                    -                      -                 -                     -
                                             --------          -------------       -----------           -----------
Balance - end of year                         805,000              3,701,809           805,000             3,701,809
                                             ========          =============       ===========           ===========

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
-------------------------------------------------------------------------

                                                       August 31, 1997                        Nov. 30, 1996
                                              -------------------------------       --------------------------------
                                                Number of                              Number of
                                                 Shares             Amount              Shares               Amount
                                                ---------           -------            ----------            ------
Balance - beginning of year                      466,941         $2,785,628             466,941           $2,785,628
Add- shares issued during period                       -                  -                   -                    -
                                                --------      -------------         -----------          -----------
Balance - end of year                            466,941          2,785,628             466,941            2,785,628
                                                ========      =============         ===========          ===========

COMMON SHARES:
-------------

                                                      August 31, 1997                         Nov. 30, 1996
                                              ------------------------------        -------------------------------
                                               Number of                                 Number of
                                                Shares               Amount               Shares             Amount
                                               ---------             ------              ---------           ------
Balance - beginning of year                    16,629,785         $1,851,461            16,629,785        $1,851,461
Add- shares issued during period                        -                  -                     -                 -
                                              -----------       ------------         -------------     -------------
Balance - end of year                          16,629,785          1,851,461            16,629,785         1,851,461
                                              ===========       ============         =============     =============

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

The options and warrants are allocated as follows:

                                                                      Number of shares
                                                             ---------------------------------
                                                             Aug. 31,1997        Nov. 30, 1996
                                                             ------------        -------------

Balance - beginning of period                                   3,625,000           5,069,000
Add- options and warrants issued during the period                      -                   -
                                                             ------------        ------------
                                                                3,625,000           5,069,000
Less -  options and warrants expired during the period                  -           1,444,000
                                                             ------------        ------------
Balance - end of period                                         3,625,000           3,625,000
                                                             ============        ============

The options and warrants granted and outstanding as at August 31, 1997, are as follows:

        Common shares
        under options
          or subject
         to warrants          Exercise price          Expiry date
       --------------         --------------          -----------
          150,000               $0.35                   1997
           25,000               $0.35                   1998
           25,000               $1.50                   1999
           25,000               $1.50                   2000
        1,200,000               $0.01                   2000
        1,200,000               $0.20                   2000
        1,000,000               $0.25                   2002
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

The dividends payable, but not yet declared by the Company, are as follows:

           Period ended               Amount US$              Amount CDN$
           ------------               ----------              -----------
        December 1, 1993             $  120,750               $  165,428
        December 1, 1994                483,000                  661,710
        December 1, 1995                483,000                  661,710
        December 1, 1996                483,000                  661,710
        August 31, 1997                 362,250                  496,283
                                    -----------             ------------
        Total                        $1,932,000               $2,646,841
                                    ===========             ============

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

The dividends payable, but not yet declared by the Company, are as follows:

           Period ended               Amount US$              Amount CDN$
           ------------               ----------              -----------
        December 1, 1994                $140,082                $191,912
        December 1, 1995                280,164                  383,825
        December 1, 1996                280,164                  383,825
        August 31, 1997                 210,123                  287,869
                                     ----------             ------------
        Total                          $910,533               $1,247,431
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

(b) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $80,000 until January 31, 1998.

10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). these principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a) Balance sheet:

                                               August 31, 1997                          Nov. 30, 1996
                                        --------------------------------      ------------------------------
                                          Canadian            U.S.                 Canadian           U.S.
                                           GAAP               GAAP                  GAAP              GAAP
                                        -------------      -------------      -------------     ------------
Deferred Foreign Exch. Loss             $           -      $           -      $          -      $          -
                                        =============      =============      ============      ============
Total assets                            $   2,943,466      $   2,943,466      $  3,459,221      $  3,459,221
                                        =============      =============      ============      ============
Total liabilities                       $   1,204,574      $   1,204,574      $  1,126,573      $  1,126,573
                                        =============      =============      ============      ============



Capital stock issued                    $   8,338,898      $  10,386,656      $  8,338,898      $ 10,386,656
                                        =============      =============      ============      ============
Contributed surplus                     $  11,775,000      $  11,775,000      $ 11,775,000      $ 11,775,000
                                        =============      =============      ============      ============
Accumulated Deficit                     $ (18,375,006)     $ (20,422,764)     $(17,781,250)     $(19,829,008)
                                        =============      =============      ============      ============
Shareholders' Equity                    $   1,738,892      $   1,738,892      $  2,332,648      $  2,332,648
                                        =============      =============      ============      ============

(b) Statement of Loss:

                                                                1997                                 1996
                                                            --------------                    ---------------
Net loss under Canadian & U.S. GAAP                         $    (593,755)                      $    (290,311)
Net loss per common share under                             =============                      ==============
U.S. & Canadian GAAP                                        $      (0.036)                      $      (0.018)
Weighted average number of shares                           =============                      ==============
U.S. & Canadian GAAP                                           16,629,785                          16,629,785
                                                            =============                      ==============

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

These losses, as expressed in Canadian dollars expire as follows:

                Year              Canadian        U.S.              Total
                ----              --------       ------          ---------
                1997            3,786,000               -         3,786,000
                1998              976,000               -           976,000
                1999            2,313,000               -         2,313,000
                2000            1,993,000               -         1,993,000
                2001              302,000               -           302,000
                2002              717,000         400,000         1,117,000
                2003               88,000       1,530,000         1,618,000
                            -------------    ------------      ------------
                              $10,175,000      $1,930,000       $12,105,000
                            =============    ============      ============


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

13. RECLASSIFICATION

Certain figures with respect to the nine month period ended August 31, 1996, have been reclassified to conform with the presentation adopted for the nine month period ended August 31, 1997.

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

The Company recorded a loss of $593,755 for the nine month period ended August 31, 1997, a decline from the loss of $290,311 for the comparable period in 1996. Sales revenues at $644,773 for the period of nine months ended August 31, 1997, were a sharp decline from 1996, at $1,768,248. Sales revenues for the third quarter in fiscal 1997 were $306,295 (1996 -- $320,471) an improvement over the first two quarters' sales of $163,239 and $175,305 (1995 -- $756,789 and
$782,543) respectively. The sales revenue decline reflects the Company's reliance on two customers for approximately 60% of its total sales revenues. Sales to one of the Company's major publishing customers and its Spanish customer were $26,373 and $nil, year-to-date in 1997, compared to 1996's revenues of $591,809 and $472,650 respectively. The decline of sales revenues was because of the almost complete absence of sales to these two customers, and demonstrates the Company's reliance on a few major customers.

Gross profit for the first nine months fell $660,334 from $678,633 in 1996 to $18,299 in 1997. However, lower operating expenses in 1997 contained the operating loss to $314,853 compared to the small operating profit in 1996 of $10,573. Other expenses were lower by approximately $22,000 in 1997. Other expenses in 1996 were attributable to a bad-debt provision against accounts receivable, whereas in 1997 the other expenses were the aggregate of exchange losses on US dollar liabilities and interest and penalties charged on unpaid provincial and municipal taxes. Operating cash flow for the first nine months was negative at $73,456 a decline compared to the same period in 1996, when the Company recorded a positive cash flow of $16,880. The Company's working capital balance remained negative at $890,663, as at August 31, 1997, compared to negative working capital of $578,657 at year end November 30, 1996. This decline in working capital reflects the reduction of cash balances, receivables and inventories to fund on-going operations.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the nine months ended August 31, 1997, the Company recorded sales to its main retail customer of $237,685 which represents 37% of its total sales revenues. Four other customers represented a further 32% of the Company's nine month sales revenues. The decline of sales revenues from $1,768,248 in 1996 to $644,773in 1997, represents the almost complete absence of sales, in 1997, to two of its major customers of 1996. First, the decline of sales to the Spanish market reflects the inability of the Company to finance new products and new programs to offer to this customer. Second, one of the Company's publishing customers experienced significant declining sales in 1997, and has switched emphasis to paper-based fine art reproductions, as an alternative to the Company's canvas-based product line.

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

Gross Profit

The gross margin fell in the first nine months of 1997 to 3%, from 35% for the comparable period in 1996. However the gross margin in the Company's 1997 third quarter was 19%, an improvement over the previous two quarters when the gross margin was negative.

The reduction of gross margin, from 1996 to 1997, and the improvement of gross margin in the third quarter, is attributable to the negative impact of fixed overhead costs to sales revenues. Fixed overhead costs, including rent and plant salaries, as expressed as percentages of comparable sales revenues were 67%, 60% and 31% for first, second, third quarters of 1997, as compared to 20% for the nine month period to August 31, 1996, respectively.

Selling Expenses

In the first nine months of 1997, selling expenses at $58,992 were down $147,758 from $206,750 for the same period in 1996. The reduction in selling expenses is mainly attributed to the lower proportion of sales revenues carrying sales commissions in 1997 over 1996.

General and Administration

These expenses were $274,160 for the first nine months of 1997, and compare favourably with the higher administration costs in 1996 of $461,310. The major savings resulted from lower salaries, professional and consulting fees.

Other Expenses

Other expenses year to date were approximately $22,000 higher in 1996 than in 1997. Other expenses in 1996 were attributable to a bad-debt provision against accounts receivable, whereas in 1997, the other expenses were the aggregate of:(a) exchange losses on US dollar liabilities, owed to one major trade payable and the note holders; and,(b) interest and penalties charged on unpaid provincial and municipal taxes.

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

The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding, convertible securities, and cumulative dividends expected to paid in common shares, is summarized below

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
Shares                                   common shares                                in cash or common
                                                                                      shares (see next)

Cum. Div. on           US $1,932,000     Based on clsg. price    1,932,000,000        Common Shares
Series 1 Pref.                           as at August 31, 1997
                                         of $0.001

Series 2 Pref.               466,941     Convertible into 60        28,016,460        Cum. Div. payable
Shares                                   common shares                                in cash or common
                                                                                      shares (see next)

Cum. Div. on           US $  910,535     Based on clsg. price      910,535,000        Common Shares
Series 2 Pref.                           as at August 31, 1997
                                         of $0.001

The Company's working capital remained negative as at August 31, 1997, at $795,768, an increase of $217,111 from the balance at the fiscal 1996 year end of negative $578,657. This decline is attributable to the reductions in trade accounts receivables, current inventories and cash balances which were utilized to fund operations.

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

        (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1997, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

Dated: March 31, 1998


-------------------------------------
By: Simon Meredith
President


  Exchange rate US / CDN        $1.3700
GAAP DIFFERENCE              $2,047,758
                             ==========

Dividend Workings
No. of Preference Shares, Series 1         805,000
No. of Preference Shares, Series 2         466,941
Dividend Rate/Share Series 1            $     0.60
Dividend Rate/Share Series 2            $     0.60
Years Div not paid Series 1                   4.00
Years Div not paid Series 2                   3.25
Div. payable in common S1               $1,932,000
Div. payable in common S2               $  910,535
Rate of conv. to Common S1                      12
Rate of conv. to Common S2                      60
Common shares closing price             $    0.001

Working Capital                           (890,633)     (578,657)     $(311,976)
NOTE HOLDERS INTEREST
ACCRUED INTEREST OWED BEFORE MAY 1996            56,210
OF THIS  - AMOUNT PAID IN MAY 1996               34,533
                                               --------
BAL OF ACCRUED INTEREST OWED                               21,677   CHK!            21,675
FUTURE INTEREST PAYMENTS FOR 1996                          15,750
                                                         --------
TOTAL INTEREST PAYMENTS SCHED. FOR BAL OF 1996             37,427
                                                         --------
TOTAL INTEREST SCHED. FOR 1997                             21,658
                                                         --------
TOTAL INTEREST SCHED. FOR 1998                              5,908
                                                         --------

PAYMENTS OF PRINCIPAL 1996                       39,375
PAYMENTS OF PRINCIPAL 1997                      157,500
PAYMENTS OF PRINCIPAL 1998                      118,125
CURRENT PORTION OF NOTE - PRIN. ONLY                      118,125   CDN$          163,013
CURRENT PORTION OF ACCRUED INT.                  21,677             CDN$   29,914
TOTAL CURRENT PRINCIPAL AND INTEREST MAY 96     139,802             CDN$  192,927
TOTAL CURRENT PRINCIPAL AND INTEREST NOV 95     109,095             CDN$  150,551



                                                                           22