Form 10-Q
period 1998-05-31
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-10-26
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended May 31, 1998              Commission File Number 0-16008

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

Common Shares Outstanding as at May 31, 1998, were 266,629,785. Note: After a 250:1 reverse stock split approved by the Company's shareholders on July 14, 1998, there are currently outstanding 1,066,519 shares of common stock issued and outstanding.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                                  May 31, 1998
                                  ------------



PART I
Balance sheets as at May 31, 1998, and November 30, 1998                    3-4

Statements of Contributed Surplus                                             5
                  for the six months ended May 31, 1998
                  for the six months ended May 31, 1997

Statements of Accumulated Deficit                                             6
                  for the six months ended May 31, 1998
                  for the six months ended May 31, 1997

Statements of Loss                                                            7
                  for the three months ended May 31, 1998
                  for the three months ended May 31, 1997
                  for the six months ended May 31, 1998
                  for the six months ended May 31, 1997

Statements of Cash Flow                                                       8
                  for the six  months ended May 31, 1998
                  for the six months ended May 31, 1997

Notes to Financial Statements                                              9-16

Item 2.         Management's discussions and analysis of financial
                condition and results of operations                       17-20

PART II
                SIGNATURES                                                   21

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                                     ASSETS

                                                       6 Months Ended         12 Months Ended
                                                        May 31, 1998           Nov. 30, 1997
                                                        ------------           -------------
                                                        (Unaudited)              (Audited)
                                                                                   (Note 2)
CURRENT ASSETS
Cash                                                       $115,596                $185,370
Accounts Receivable (Note 3)                                127,647                  66,995
Inventory(Notes 2(a) and 4)                                 217,453                 213,811
Prepaid expenses and deposits                                78,252                 126,205
                                                     --------------          --------------
                                                            538,948                 592,381
CAPITAL ASSETS
Equipment, furniture & fixtures                             679,419                 676,530
Molds                                                       318,100                 318,100
Leasehold improvements                                      288,958                 288,958
Artwork                                                           -                       -
                                                     --------------          --------------
                                                          1,286,477               1,283,588
Less: Accumulated depreciation                            1,194,098               1,165,921
                                                     --------------          --------------
                                                             92,379                 117,667
                                                     --------------          --------------
Patents                                                   3,931,051               3,931,051
Art reproduction rights                                     441,875                 441,875
                                                     --------------          --------------
                                                          4,372,926               4,372,926
Less: Accumulated amortization                            2,140,295               2,014,295
                                                     --------------          --------------
                                                          2,232,631               2,358,631
                                                     --------------          --------------
OTHER
Inventories (Notes 2(a) and 4)                               39,001                  42,644
                                                     --------------          --------------
TOTAL ASSETS                                             $2,902,959              $3,111,323
                                                     ==============          ==============


The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         6 Months Ended       12 Months Ended
                                                          May 31, 1998         Nov. 30, 1997
                                                          ------------         -------------
                                                          (Unaudited)           (Unaudited)
                                                                                  (Note 2)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                   $520,908                $464,156
Accounts payable - related party (Note 5)                   157,794                 159,796
Customers' deposits                                               -                       -
Current portion of long-term debt                           593,209                 553,934
                                                     --------------          --------------
                                                          1,271,911               1,177,886
LONG TERM DEBT
Notes payable (Note 6)                                      593,209                 553,934
Less - current portion due within one year                  593,209                 553,934
                                                     --------------          --------------
                                                                  -                       -
                                                     --------------          --------------
TOTAL LIABILITIES                                         1,271,911               1,177,886
                                                     --------------          --------------

CAPITAL STOCK (Note 7)
Preference shares
                Series 1                                  3,701,809               3,701,809
                Series 2                                  2,785,628               2,785,628
Common shares                                             2,183,961               2,183,961
                                                     --------------          --------------
                                                          8,671,398               8,671,398
CONTRIBUTED SURPLUS                                      11,775,000              11,775,000
DEFICIT                                                 (18,815,350)            (18,512,961)
                                                     --------------          --------------
                                                          1,631,048               1,933,437
                                                     --------------          --------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                    $2,902,959              $3,111,323
                                                     ==============          ==============

The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF CONTRIBUTED SURPLUS
                             (IN CANADIAN DOLLARS)



                                               6 Months Ended     6 Months Ended
                                                May 31, 1998       May 31, 1997
                                                ------------       ------------
                                                 (Unaudited)        (Unaudited)

Balance - beginning of period                   $11,775,000         $11,775,000
Add - additions to contributed surplus                    -                   -
                                               ------------        ------------

Balance - end of period                         $11,775,000         $11,775,000
                                               ============        ============








The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                       STATEMENTS OF ACCUMULATED DEFICIT
                             (IN CANADIAN DOLLARS)



                                      6 Months Ended           6 Months Ended
                                        May 31, 1998            May 31, 1997
                                        ------------            ------------
                                        (Unaudited)              (Unaudited)

Deficit - beginning of period           $(18,512,961)           $(17,344,701)
Add - net loss                              (302,389)               (464,498)
                                       -------------           -------------
Deficit - end of period                 $(18,815,350)           $(17,809,199)
                                       =============           =============













The accompanying notes form an integral part of these consolidated financial statements.

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                          STATEMENTS OF INCOME (LOSS)
                             (IN CANADIAN DOLLARS)


                                        3 Months Ended      3 Months Ended        6 Months Ended      6 Months Ended
                                         May 31, 1998        May 31, 1997          May 31, 1998        May 31, 1997
                                         ------------        ------------          ------------        ------------
                                          (Unaudited)        (Unaudited)            (Unaudited)         (Unaudited)
SALES                                       $419,031          $175,239               $580,784              $338,478
COST OF GOODS
  SOLD                                       234,524           182,053                416,727               359,554
                                         -----------      ------------          -------------          ------------
GROSS PROFIT                                 184,507            (6,814)               164,057               (21,076)

EXPENSES
Selling                                       14,287            13,625                 38,986                47,961
General & Administrative                      70,623            83,263                139,966               176,875
                                         -----------      ------------          -------------          ------------
TOTAL EXPENSES                                84,910            96,888                178,952               224,836

Operating income/(loss)                       99,597          (103,702)               (14,895)             (245,912)

OTHER EXPENSES
Amort. & depreciation                         77,091            72,150                154,182               144,300
Note interest                                 11,053            11,053                 22,107                22,107
Other                                         51,500            26,090                111,205                52,179
                                         -----------      ------------          -------------          ------------
TOTAL OTHER
  EXPENSES                                   139,644           109,293                287,494               218,586
                                         -----------      ------------          -------------          ------------

NET INCOME (LOSS)                           $(40,047)        $(212,995)             $(302,389)            $(464,498)
                                         ===========      ============          =============          ============
NET LOSS PER
 COMMON SHARE                               $(0.0002)         $(0.0008)              $(0.0011)             $(0.0017)
                                         ===========      ============          =============          ============

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                        266,629,785       266,629,785            266,629,785           266,629,785
                                         ===========      ============          =============          ============



The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                            STATEMENTS OF CASH FLOW
                             (IN CANADIAN DOLLARS)

                                                                  6 Months Ended            6 Months Ended
                                                                   May 31, 1998              May 31, 1997
                                                                   ------------              ------------
                                                                    (Unaudited)               (Unaudited)
Cash was provided by (applied to):
OPERATING ACTIVITIES
 Net loss for period                                                 $(302,389)                $(464,498)
 Add: Items not requiring an outlay of cash
      Amortization                                                     126,000                   126,000
      Depreciation                                                      28,182                    28,182
                                                                   -----------              ------------
                                                                      (148,207)                 (310,316)
                                                                   -----------              ------------
Accounts receivable                                                    (60,652)                   48,371
Inventories - current & long-term                                            1                    64,282
Prepaid expenses and deposits                                           47,953                   (12,296)
Accounts payable and accrued liabilities                                56,747                   113,865
Accounts payable - related party                                        (2,002)                        -
Customer deposits                                                            -                   (11,200)
                                                                   -----------              ------------
Cash provided by (used by) operating activities                       (106,160)                 (107,294)
                                                                   -----------              ------------

INVESTMENT ACTIVITIES
    Acquisition of capital assets and art
    reproduction rights                                                 (2,889)                        -
                                                                   -----------              ------------
Cash provided by (used by) investment activities                        (2,889)                        -
                                                                   -----------              ------------

FINANCING ACTIVITIES
Notes payable                                                           39,275                    21,872
                                                                   -----------              ------------
Cash provided by (used by) financing activities                         39,275                    21,872
                                                                   -----------              ------------

INCREASE /(DECREASE)  IN CASH                                          (69,774)                  (85,422)
CASH, beginning of period                                              185,370                    85,422
                                                                   -----------              ------------
CASH, end of period                                                   $115,596                 $       -
                                                                   ===========              ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                              $       -                 $  52,000
                                                                   ===========              ============
Income taxes paid in period                                          $       -                 $       -
                                                                   ===========              ============

The accompanying notes form an integral part of these consolidated financial statements

                 ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED
                         NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1998
                             (IN CANADIAN DOLLARS)


1. INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The unaudited financial statements of the Company for the periods ended May 31, 1998, and May 31, 1997, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at May 31, 1998, and November 30, 1997, and the results of their operations and cash flows for the periods ended May 31, 1998, and May 31, 1997, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1997. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

(a) Inventories

Inventories, whether classified as current or long-term assets, are valued at the lower of cost or market value. Cost is determined on a first in, first out basis.

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

(b) Capital Assets

Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

Equipment, Furniture and Fixtures -- 20 % declining balance. Leasehold Improvements -- Straight-line over the term of the lease.

Molds are recorded at cost and are amortized on the units-of production basis which is sufficient to substantially amortize the cost of the molds over their estimated useful lives.

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

3. ACCOUNTS RECEIVABLE.

Accounts receivable consists of the following:
                                                                May 31, 1998
                                                                ------------

                Trade accounts receivable                          $136,647
                Less- allowance for doubtful accounts                (9,000)
                                                                 ----------
                                                                   $127,647
                                                                 ==========

4. INVENTORIES

Inventories consist of the following:

                          May 31, 1998                                     Nov. 30, 1997
                         ------------------------------------------       -----------------------------------------
                                        Provision for                                   Provision for
                                        Obsolete and                                    Obsolete and
                              Gross     Slow-moving          Net              Gross     Slow-moving         Net
                              Amount    Inventories          Amount           Amount    Inventories         Amount
                              ------    -----------          ------           ------    -----------         ------
Finished goods           $   47,500      $        -        $ 47,500       $   72,065      $        -        $72,065
W.I.P.                      950,123         834,996         115,127          990,636         851,509        139,127
Raw materials                93,827               -          93,827           45,263               -         45,263
                         ----------      ----------     -----------       ----------      ----------     ----------
                         $1,091,450      $  834,996        $256,454       $1,107,964      $  851,509       $256,455
                         ==========      ==========     ===========       ==========      ==========     ==========
Current portion                                            $217,453                                        $213,811
Non-current portion                                          39,001                                          42,644
                                                        -----------                                      ----------
                                                           $256,454                                        $256,455
                                                        ===========                                      ==========

5. ACCOUNTS PAYABLE - RELATED PARTY - $157,794

This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ - during the six month period ended May 31, 1998 (May 31, 1997 - $ - ).

6. NOTES PAYABLE

On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the note holders waived the default and approved a revised schedule of repayment of principal and payment of interest.

During 1997 and 1998, the company was unable to remain current with this revised schedule and no new negotiations have been initiated. Consequently, the total amount due, including interest and principal, has been shown as a current liability.

                          U.S. Dollars      CDN Dollars
Future amounts              Principal        Principal
--------------            ------------      -----------

Total future amounts        $315,000          $450,450
Add:interest                 100,128           142,759
                          ----------        ----------
Total                       $415,128          $593,209
                          ==========        ==========

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

The directors have authorized 875,000 class "A" preference shares, series 1, of which 875,000 are issued, each of which is convertible into twelve (12) common shares (on the old basis -- see Common Shares below).

The directors have authorized an unlimited number of class "A" preference shares, series 2, of which 466,941 shares are issued, each of which is convertible into sixty (60) common shares (old basis -- see Common Share below).

(ii) Common Shares. After a 250:1 reverse stock split approved by the Company's shareholders on July 14, 1998 there are currently outstanding 1,066,519 shares of common stock issued and outstanding. Prior to this action, there were 266,629,785 shares of common stock issued and outstanding.

(b) Capital stock.

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
-------------------------------------------------------------------------

                                        May 31, 1998                        Nov. 30, 1997
                                        ------------                        -------------
                                          Number of                           Number of
                                            Shares             Amount           Shares               Amount
                                            ------             ------           ------               ------
Balance - beginning of year               805,000          $3,701,809           805,000           $3,701,809
Add- shares issued during period                -                   -                 -                    -
                                        ---------         -----------        ----------         ------------
Balance - end of year                     805,000           3,701,809           805,000            3,701,809
                                        =========         ===========        ==========         ============


NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
-------------------------------------------------------------------------

                                        May 31, 1998                        Nov. 30, 1997
                                        ------------                        -------------
                                          Number of                           Number of
                                            Shares         Amount               Shares              Amount
                                            ------         ------               ------              ------
Balance - beginning of year               466,941        $2,785,628            466,941          $2,785,628
Add- shares issued during period                -                 -                  -                   -
                                        ---------       -----------         ----------        ------------
Balance - end of year                     466,941        $2,785,628            466,941          $2,785,628
                                        =========       ===========         ==========        ============

COMMON SHARES:
-------------

                                        May 31, 1998                        Nov. 30, 1997
                                        ------------                        -------------
                                          Number of                           Number of
                                            Shares          Amount              Shares             Amount
                                            ------          ------              ------             ------
Balance - beginning of year               266,629,785      $2,183,961       266,629,785        $2,183,961
Add- shares issued during period                    -               -                 -                 -
                                         ------------     -----------     -------------      ------------
Balance - end of year                     266,629,785      $2,183,961       266,629,785        $2,183,961
                                         ============     ===========     =============      ============

(c) The Company has issued various stock options for common stock of the Company's capital stock.The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding ten years. In addition, the Company has granted warrants from time to time to managers of the Company.

The options and warrants are allocated as follows:

                                                                Number of shares (old basis see above)
                                                                --------------------------------------
                                                                 May 31,1998           Nov. 30, 1997
                                                                 -----------           -------------
Balance - beginning of period                                     3,625,000               5,069,000
Add- options and warrants issued during the period                        -                       -
                                                               ------------           -------------
                                                                  3,625,000               5,069,000
Less -  options and warrants expired during the period              150,000               1,444,000
                                                               ------------           -------------
Balance - end of period (old basis see above(a)(ii)               3,475,000               3,625,000
                                                               ============           =============
Balance - end of period (new basis see above (a)(ii))                13,900                  13,900
                                                               ------------           -------------

The options and warrants granted and outstanding as at May 31, 1998, are as follows:

    Common shares
    Under Options
    or subject
    to warrants            Exercise price         Expiry date
    -----------            --------------         -----------

        100                      $87.50                  1998
        100                     $375.00                  1999
        100                     $375.00                  2000
      4,800                       $2.50                  2000
      4,800                      $50.00                  2000
      4,000                      $62.50                  2002
  ---------
     13,900
  =========

8. DIVIDENDS

(a) Class "A" Preference Shares, Series 1

The holders of the class "A" preference shares, series 1, are entitled to receive as when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum (old basis see Note 7(a)(ii) above) payable annually in cash or common shares at the discretion of the directors.

The Company anticipates that any subsequent dividends declared and payable on the preference shares in the foreseeable future will be paid in common shares.

The dividends payable, but not yet declared by the Company, are as follows:

          Period ended                 Amount US$     Amount CDN$
          ------------                 ----------     -----------

        December 1, 1993                $120,750       $179,918
        December 1, 1994                483,000         719,670
        December 1, 1995                483,000         719,670
        December 1, 1996                483,000         719,670
        December 1, 1997                483,000         719,670
        May 31, 1998                    241,500         359,835
                                     ----------      ----------
        Total                        $2,294,250      $3,418,433
                                     ==========      ==========

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

The dividends payable, but not yet declared by the Company, are as follows:

          Period ended                 Amount US$     Amount CDN$
          ------------                 ----------     -----------

        December 1, 1994               $140,082        $208,722
        December 1, 1995                280,164         417,444
        December 1, 1996                280,164         417,444
        December 1, 1997                280,164         417,444
        May 31, 1998                    140,082         208,722
                                     ----------     -----------
        Total                        $1,120,656      $1,669,776
                                     ==========     ===========

9. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Management Services Agreement

(i) On November 30, 1994, the Company entered into a five year agreement with The Merrick Group Limited to provide the services of Mr. Simon Meredith as President and Chief Operating Officer of the Company at a maximum monthly fee of Cdn $ 10,000.

If this agreement is terminated by either party, the Company shall be obligated to pay a termination fee of Cdn $20,000 payable in two installments on the 30th and 60th day following such termination.

(ii) the Company entered into a one year agreement commencing October 1, 1997 with Creative Enterprises Inc. to provide consulting services for a pre-paid fee-retainer of $140,000 U.S.

At the quarter ended May 31, 1998, the Company had approximately $47,000 U.S. remaining in prepaids, and consequently had expended $93,000 U.S.

(b) Lease obligations

Under a long-term lease expiring January 31, 2003, the Company is obligated for a minimum future lease payments, net of occupancy costs, for office, showroom and factory premises for the fiscal years listed below as follows:

        1999                  $ 58,340
        2000                     58340
        2001                    58,340
        2002                    64,174
        2003                    64,174

10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). these principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                                               May 31, 1998                             Nov. 30, 1997
                                               ------------                             -------------
                                         Canadian            U.S.                 Canadian             U.S.
                                           GAAP             GAAP                   GAAP                GAAP
                                           ----             ----                   ----                ----
Deferred Foreign Exch. Loss             $          -    $           -       $           -       $           -
                                        ============    =============       =============       =============
Total assets                            $  2,902,959    $   2,902,959       $   3,111,323       $   3,111,323
                                        ============    =============       =============       =============
Total liabilities                       $  1,271,911    $   1,271,911       $   1,177,886       $   1,177,886
                                        ============    =============       =============       =============
Capital stock issued                    $  8,671,398    $  10,719,156       $   8,671,398       $  10,719,156
                                        ============    =============       =============       =============
Contributed surplus                     $ 11,775,000    $  11,775,000       $  11,775,000       $  11,775,000
                                        ============    =============       =============       =============
Accumulated Deficit                     $(18,815,350)   $ (20,863,108)      $ (18,512,961)      $ (20,560,719)
                                        ============    =============       =============       =============
Shareholders' Equity                    $  1,631,048    $   1,631,048       $   1,933,437       $   1,933,437
                                        ============    =============       =============       =============

(b) Statement of Loss:

                                                            1998                                    1997
                                                            ----                                    ----
Net loss under Canadian & U.S. GAAP                     $  (302,389)                           $   (464,498)
                                                        ===========                            ============
Net loss per common share under
U.S. & Canadian GAAP                                    $    (0.001)                           $     (0.002)
                                                        ===========                            ============
Weighted average number of shares
U.S. & Canadian GAAP                                    266,629,785                             266,629,785
                                                        ===========                            ============

11. INCOME TAXES

There are no current or deferred income taxes payable in Canada or the United States.

The company has combined tax losses for Canadian and U.S. income tax purposes of approximately $8,752,000 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements, as there can be no reasonable certainty that the deferred tax asset will ever be realized.

These losses, as expressed in Canadian dollars expire as follows:

                 Year            Canadian                       U.S.                     Total
                 ----            --------                       ----                     -----
                1998              976,000                             -                  976,000
                1999            2,313,000                             -                2,313,000
                2000            1,993,000                             -                1,993,000
                2001              302,000                             -                  302,000
                2002              717,000                       400,000                1,117,000
                2003               88,000                     1,530,000                1,618,000
                2004              433,000                             -                  433,000
                              -----------                   -----------              -----------
                               $6,822,000                    $1,930,000               $8,752,000
                              ===========                   ===========              ===========

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

13. POST BALANCE SHEET EVENT

After a 250:1 reverse stock split approved by the company's shareholders on July 14, 1998 there are currently outstanding 1,066,519 shares of common stock issued and outstanding.

13. RECLASSIFICATION

Certain figures with respect to the six month period ended May 31, 1997, have been reclassified to conform with the presentation adopted for the six month period ended May 31, 1998.

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

The Company recorded a loss of $302,389 for the six month period ended May 31, 1998, an improvement from the loss of $464,498 for the comparable period in 1997. Sales revenues at $580,784 for the period of six months ended May 31, 1998, were up from 1997, at $338,478. Sales revenues for the second quarter in fiscal 1998 were $419,031, a solid improvement over the first quarter's sales of $175,239. The sales revenues year to date in 1998 reflect the Company's reliance on two customers for approximately 80% of its total sales revenues.

The Company recorded a gross profit of $164,057 for the first six months, compared to a gross loss of $21,076 for the comparable period in 1997 . In addition, lower operating expenses in 1998 contained the operating loss to $14,895 compared to the operating loss in 1997 of $245,912. However, other expenses were higher by approximately $70,000 in 1998. The increase in other expenses in 1998 was attributable to the fees associated with the Company's consulting agreement with Creative Enterprises. Operating cash flow for the first six months was negative at $106,160, a slight improvement compared to the same period in 1997. The Company's working capital balance remained negative at $732,963, as at May 31, 1998, compared to negative working capital of $585,505 at year end November 30, 1997. This decline in working capital reflects the reduction of cash balances, receivables and inventories to fund on-going operations.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the six months ended May 31, 1998, the Company recorded sales to its main retail customer of $203,608 which represents 35% of its total sales revenues. Another publishing customer represented a further 36% of the Company's six month sales revenues. The increase of sales revenues from $338,478 in 1997 to $580,784 in 1998, represents the increase of sales to one publishing customer in the first six month of 1998.

In order to stimulate new orders from this customer and other customers in the limited edition contract printing market, the Company has modified its policies for pricing and shipment. Deposits on contracts now cover only initial process costs, such as colour printing, thereby reducing publisher customers' initial capital commitments. Under these new policies, the Company processes the product only through the final texturing phase, on an as needed basis, in order to more closely match customers' actual sales orders.

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

While the Company is currently negotiating with several major publishing customers, there can be no guarantee that these efforts will be successful in generating new revenues.

The Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture and the colour intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.

Gross Profit

The Company reported a gross profit of $164,157 for the first six months of 1998, a significant improvement from the gross loss of $21,076 reported for the first six months of 1997.

In 1997 the gross loss was attributable to the negative impact of fixed overhead costs on the lower level of sales revenues experienced for the first six months.

Selling Expenses

In the first six months of 1998, selling expenses at $38,986 were down slightly from $47,961 for the same period in 1997. The reduction in selling expenses is mainly attributed to the lower proportion of sales revenues carrying sales commissions in 1998 over 1997.

General and Administration

These expenses were $139,966 for the first six months of 1998, and compare favourably with the higher administration costs in 1997 of $176,875. The major savings resulted from lower salaries, and professional fees. Other Expenses

Other expenses year to date were approximately $70,000 higher in 1998 than in 1997. The increase in other expenses in 1998 was attributable to the fees associated with the Company's consulting agreement with Creative Enterprises.

Liquidity and Capital Resources

Unless the Company is able to significantly increase sales from the level experienced year to date in 1998, or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

The Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted.

The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding, convertible securities, and cumulative dividends expected to paid in common shares, is summarized on the following page.

Name of Security        Amount           Conversion Rate       Underlying            Additional
----------------        ------           ---------------       ----------            ----------
                     Outstanding             Terms               Common             Information
                     -----------             -----               ------             -----------
                                                                 Shares
                                                                 ------
 (all underlying common share quantities reflect the pre-consolidation numbers prior to the herein mentioned reverse common stock split of 250:1 -- see post balance sheet event as discussed below)
Series 1 Pref.               805,000    Convertible into 12         9,660,000       Cum. Div. payable
Shares                                  common shares                               in cash or common
                                                                                    shares (see next)

Cum. Div. on           US $2,294,250    Based on clsg. price    2,294,250,000       Common Shares
Series 1 Pref.                          as at May 31, 1998
                                        of $0.001

Series 2 Pref.               466,941    Convertible into 60        28,016,460       Cum. Div. payable
Shares                                  common shares                               in cash or common
                                                                                    shares (see next)

Cum. Div. on            US $1,120,656   Based on clsg. price    1,120,656,000       Common Shares
Series 2 Pref.                          as at May 31, 1998
                                        of $0.001

The Company's working capital balance remained negative at $732,963, as at May 31, 1998, compared to negative working capital of $585,505 at year end November 30, 1997. This decline in working capital reflects the reduction of cash balances, receivables and inventories to fund on-going operations.

During September 1997, the Company's Board of Directors authorized the preparation of a Regulation S Offering, whereby the Company offered, in a private placement transaction exempt from registration under Regulation S, a total of 500 Units. Each unit consists of 1,000,000 shares of the Company's common stock at an offering price of $1,000 per unit. The first sale took place on October 2, 1997. As of February 1998, the Company completed an offering of its securities under Regulation S, whereby a total of 250 million shares of the Company's common stock were issued in consideration for the receipt of a total of $250,000. As a result of the offering, the Company now has a total of 266,629,789 shares of common stock issued and outstanding (see post balance sheet event discussed below). The Company used the proceeds derived from the offering for working capital purposes.

Post balance sheet event -- After a 250:1 reverse stock split approved by the company's shareholders on July 14, 1998 there are currently outstanding 1,066,519 shares of common stock issued and outstanding.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default Under Senior Securities:

        (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1997, and incorporated herein by reference.

        (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1998, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

Dated: September 15, 1998

/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President