Form 10-Q
period 1998-08-31
ARTAGRAPH REPRODUCTION TECHNOLOGY INC
filed 1998-12-29
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1998            Commission File Number 0-16008

                          ARTAGRAPH INTERNATIONAL INC.
                          ----------------------------
           (Formerly ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED)

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


                                   YES __                NO _X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares Outstanding as at August 31, 1998:      1,066,519

                          ARTAGRAPH INTERNATIONAL INC.
            (formerly ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED)

                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                                AUGUST 31, 1998
                                ---------------

PART    I
Balance sheets as at August  31, 1998, and November 30, 1997                              3-4

Statements of Contributed Surplus                                                           5
                                         at August 31, 1998
                                         at August 31, 1997

Statements of Accumulated Deficit                                                           6
                                         at August 31, 1998
                                         at August 31, 1997

Statements of Loss                                                                          7
                  for the three months ended August 31, 1998
                  for the three months ended August 31, 1997
                  for the nine months ended August  31, 1998
                  for the nine months ended August 31, 1997

Statements of Cash Flow                                                                     8
                  for the nine  months ended August 31, 1998
                  for the nine months ended August 31, 1997

Notes to Financial Statements                                                            9-16

Item 2.         Management's discussions and analysis of financial
                condition and results of operations                                     17-19

PART II
                SIGNATURES                                                                 20

                          ARTAGRAPH INTERNATIONAL INC.
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)

                                     ASSETS

                                                        9 Months Ended       12 Months Ended
                                                       August 31, 1998         Nov. 30, 1997
                                                       ---------------         -------------
                                                         (Unaudited)             (Audited)
                                                                                  (Note 2)
CURRENT ASSETS
Cash                                                     $    3,100             $   89,395
Cash in Escrow                                                    -                 95,975
Accounts Receivable (Note 3)                                105,886                 66,995
Inventory(Notes 2(a) and 4)                                 193,329                213,811
Prepaid expenses and deposits                                32,611                126,205
                                                        -----------           ------------
                                                            334,926                592,381
CAPITAL ASSETS
Equipment, furniture & fixtures                             679,419                676,530
Molds                                                       318,100                318,100
Leasehold improvements                                      288,958                288,958
Artwork                                                           -                      -
                                                        -----------           ------------
                                                          1,286,477              1,283,588
Less: Accumulated depreciation                            1,208,193              1,165,921
                                                        -----------           ------------
                                                             78,284                117,667
                                                        -----------           ------------
Patents                                                   3,931,051              3,931,051
Art reproduction rights                                     441,875                441,875
                                                        -----------           ------------
                                                          4,372,926              4,372,926
Less: Accumulated amortization                            2,203,295              2,014,295
                                                        -----------           ------------
                                                          2,169,631              2,358,631
                                                        -----------           ------------
OTHER
Inventories (Notes 2(a) and 4)                               33,125                 42,644
                                                        -----------           ------------
TOTAL ASSETS                                             $2,615,966             $3,111,323
                                                        ===========           ============

The accompanying notes form an integral part of these consolidated financial statements.

                          ARTAGRAPH INTERNATIONAL INC.
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                       9 Months Ended      12 Months Ended
                                                      August 31, 1998        Nov. 30, 1997
                                                      ---------------        -------------
                                                        (Unaudited)            (Audited)
                                                                               (Note 2)
CURRENT LIABILITIES
Accounts payable and accrued liabilities                 $  452,187            $   464,156
Accounts payable - related party (Note 5)                   157,794                159,796
Customers' deposits                                          14,750                      -
Current portion of long-term debt                           633,931                553,934
                                                        -----------           ------------
                                                          1,258,662              1,177,886
LONG TERM DEBT
Notes payable (Note 6)                                      633,931                553,934
Less - current portion due within one year                  633,931                553,934
                                                        -----------           ------------
                                                                  -                      -
                                                        -----------           ------------
TOTAL LIABILITIES                                         1,258,662              1,177,886
                                                        -----------           ------------

CAPITAL STOCK (Note 7)
Preference shares
                Series 1                                  3,701,809              3,701,809
                Series 2                                  2,785,628              2,785,628
Common shares                                             2,183,961              2,183,961
                                                        -----------           ------------
                                                          8,671,398              8,671,398
CONTRIBUTED SURPLUS                                      11,775,000             11,775,000
DEFICIT                                                 (19,089,094)           (18,512,961)
                                                        -----------           ------------
                                                          1,357,304              1,933,437
                                                        -----------           ------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                    $2,615,966            $ 3,111,323
                                                        ===========           ============

The accompanying notes form an integral part of these consolidated financial statements.

                          ARTAGRAPH INTERNATIONAL INC.
                       STATEMENTS OF CONTRIBUTED SURPLUS
                             (IN CANADIAN DOLLARS)


                                                                  9 Months Ended            9 Months Ended
                                                                 August 31, 1998           August 31, 1997
                                                                 ---------------           ---------------
                                                                   (Unaudited)               (Unaudited)
Balance - beginning of period                                       $11,775,000               $11,775,000
Add - additions to contributed surplus                                        -                         -
                                                                    -----------              ------------

Balance - end of period                                             $11,775,000               $11,775,000
                                                                    ===========              ============



The accompanying notes form an integral part of these consolidated financial statements.

                          ARTAGRAPH INTERNATIONAL INC.
                       STATEMENTS OF ACCUMULATED DEFICIT
                             (IN CANADIAN DOLLARS)


                                                         9 Months Ended              9 Months Ended
                                                         August 31, 1998             August 31, 1997
                                                         ---------------             ---------------
                                                           (Unaudited)                 (Unaudited)
Deficit - beginning of period                             $(18,512,963)                $(17,344,701)
Add - net loss                                                (576,131)                    (621,206)
                                                          ------------                -------------
Deficit - end of period                                   $(19,089,094)                $(17,965,907)
                                                          ============                =============



The accompanying notes form an integral part of these consolidated financial statements.

                          ARTAGRAPH INTERNATIONAL INC.
                          STATEMENTS OF INCOME (LOSS)
                             (IN CANADIAN DOLLARS)

                                          3 Months Ended      3 Months Ended      9 Months Ended       9 Months Ended
                                          August 31, 1998     August 31, 1997     August 31, 1998      August 31, 1997
                                          ---------------     ---------------     ---------------      ---------------
                                            (Unaudited)         (Unaudited)         (Unaudited)          (Unaudited)
SALES                                        $256,715              $306,295            $837,499             $644,772
COST OF GOODS
  SOLD                                        216,238               248,619             632,965              626,474
                                           ----------          ------------        ------------         ------------
GROSS PROFIT                                   40,477                57,676             204,534               18,298

EXPENSES
Selling                                        22,032                11,032              61,018               58,992
General & Administrative                      100,466                97,286             240,432              274,160
                                           ----------          ------------        ------------         ------------
TOTAL EXPENSES                                122,498               108,318             301,450              333,152

Operating income/(loss)                       (82,021)              (50,642)            (96,916)            (314,854)

OTHER EXPENSES

Amortization of patents                        63,000                63,000             189,000              189,000
Depreciation                                   14,091                 9,150              42,273               27,450
Note interest                                  11,053                11,053              33,160               33,160
Other                                         103,577                 4,564             214,782               56,742
                                           ----------          ------------        ------------         ------------
TOTAL OTHER
  EXPENSES                                    191,721                87,767             479,215              306,352
                                           ----------          ------------        ------------         ------------

NET INCOME (LOSS)                           $(273,742)            $(138,409)          $(576,131)           $(621,206)
                                           ==========          ============        ============         ============
NET LOSS PER
 COMMON SHARE                                $(0.2567)             $(0.1298)           $(0.0022)            $(0.0023)
                                           ==========          ============        ============         ============

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                           1,066,519             1,066,519         266,629,785          266,629,785
                                           ==========          ============        ============         ============

The accompanying notes form an integral part of these consolidated financial statements

                          ARTAGRAPH INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOW
                             (IN CANADIAN DOLLARS)

                                                                  9 Months Ended            9 Months Ended
                                                                 August 31, 1998           August 31, 1997
                                                                 ---------------           ---------------
                                                                    (Unaudited)              (Unaudited)
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                                $(576,131)             $(621,206)
   Add: Items not requiring an outlay of cash
                Amortization                                            189,000                189,000
                Depreciation                                             42,273                 42,273
                                                                    -----------           ------------
                                                                       (344,858)              (389,933)
                                                                    -----------           ------------
Accounts receivable                                                     (38,891)               126,289
Inventories - current & long-term                                        30,001                 90,365
Prepaid expenses and deposits                                            93,594                 18,282
Accounts payable and accrued liabilities                                (11,970)                54,239
Accounts payable - related party                                         (2,002)                     -
Customer deposits                                                        14,750                (11,200)
                                                                    -----------           ------------
Cash provided by (used by) operating activities                        (259,376)              (111,958)
                                                                    -----------           ------------

INVESTMENT ACTIVITIES
    Acquisition of capital assets and art
     reproduction rights                                                 (2,889)                     -
                                                                    -----------           ------------
Cash provided by (used by) investment activities                         (2,889)                     -
                                                                    -----------           ------------

FINANCING ACTIVITIES
Notes payable                                                            79,997                 34,964
                                                                    -----------           ------------
Cash provided by (used by) financing activities                          79,997                 34,964
                                                                    -----------           ------------

INCREASE /(DECREASE)  IN CASH                                          (182,268)               (76,994)
CASH, beginning of period                                               185,370                 85,422
                                                                    ===========           ============
CASH, end of period                                                   $   3,102              $   8,428
                                                                    ===========           ============
SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                               $       -              $       -
                                                                    ===========           ============
Income taxes paid in period                                           $       -              $       -
                                                                    ===========           ============

The accompanying notes form an integral part of these consolidated financial statements

                          ARTAGRAPH INTERNATIONAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1998
                             (IN CANADIAN DOLLARS)


1.      INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions. Effective July 14, 1998, by articles of amendment, the Company changed its name to Artagraph International Inc. from Artagraph Reproduction Technology Inc.

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The unaudited financial statements of the Company for the periods ended August 31, 1998, and August 31, 1997, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1997, has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at August 31, 1998, and November 30, 1997, and the results of their operations and cash flows for the periods ended August 31, 1998, and August 31, 1997, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1997. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

3. ACCOUNTS RECEIVABLE.

Accounts receivable consists of the following:
                                                             August 31, 1998
                                                             ---------------

                Trade accounts receivable                          $114,886
                Less- allowance for doubtful accounts                (9,000)
                                                               ------------
                                                                   $105,886
                                                               ============

4. INVENTORIES

Inventories consist of the following:


                   August 31, 1998                                        Nov. 30, 1997
                   ----------------------------------------               -------------------------------------------
                                Provision for                                              Provision for
                                Obsolete and                                               Obsolete and
                    Gross       Slow-moving         Net                     Gross          Slow-moving         Net
                    Amount      Inventories         Amount                  Amount         Inventories         Amount
                    ------      -----------         ------                  ------         -----------         ------
Finished goods   $   75,741     $       -           $75,741                 $72,065        $      -           $72,065
W.I.P.              959,007       851,509           107,498                 990,636         851,509           139,127
Raw materials        43,215             -            43,215                  45,263               -            45,263
                 ----------     ---------          --------              ----------        --------          --------

                 $1,077,963     $ 851,509          $226,454              $1,107,964        $851,509          $256,455
                 ==========     =========          ========              ==========        ========          ========
Current portion                                    $193,329                                                  $213,811
Non-current portion                                  33,125                                                    42,644
                                                   --------                                                  --------
                                                   $226,454                                                  $256,455
                                                   ========                                                  ========

5. ACCOUNTS PAYABLE - RELATED PARTY - $157,794

This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ - during the nine month period ended August 31, 1998 (August 31, 1997 - $-).

6. NOTES PAYABLE

On August 19, 1995, the Company failed to make the scheduled repayment of one-half of the principal and payment of accrued interest due under the notes. By letter of agreement, October 12, 1995, the note holders waived the default and approved a revised schedule of repayment of principal and payment of interest.

During 1997 and 1998, the company was unable to remain current with this revised schedule and no new negotiations have occurred. Consequently, the total amount due, including interest and principal, has been shown as a current liability.

                         U.S. Dollars    CDN Dollars
                         ------------    -----------
Future amounts              Principal       Principal
--------------              ---------       ---------
Total future amounts      $315,000          $470,031
Add:interest               110,000           163,900
                          --------         ---------
Total                     $425,000          $633,931
                          ========         =========

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

The directors have authorized 875,000 class "A" preference shares, series 1, of which 875,000 are issued, each of which is convertible into 0.048 common shares.

The directors have authorized an unlimited number of class "A" preference shares, series 2, of which 466,941 shares are issued, each of which is convertible into 0.24 common shares.

(ii) The shareholders have authorized an unlimited number of Class B Preference Shares.The shares are non-voting, retractable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No Class B Preference Shares have been issued.

(iii) Common shares. During the fiscal 1997, the Company issued 250,000,000 common shares for a total cash consideration of $332,500 net of issuance costs of $17,500. On July 14, 1998, the shareholders of the Company approved the consolidation of the common stock, whereby the common share were consolidated 250:1 resulting in 1,066,519 common shares being issued and outstanding after the consolidation.

(iv) Class C Common Shares. The shareholders have authorized an unlimited number of Class C Common Shares. Each Class C Common Share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company (Class A Preferred, Class B Preferred and Common) have been paid. Subsequent to the August 31, 1998, balance sheet date, the Company issued 50,000 shares for total consideration of $50,000.

(b) Capital stock.

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 1:
--------------------------------------------------------------------------

                                        August 31, 1998                  Nov. 30, 1997
                                        ---------------------------      ---------------------------
                                        Number of                        Number of
                                        Shares               Amount      Shares               Amount
                                        ------               ------      ------               ------
Balance - beginning of year              805,000         $3,701,809      805,000          $3,701,809
Add- shares issued during period               -                  -            -                   -
                                        --------        -----------     --------        ------------
Balance - end of year                    805,000          3,701,809      805,000           3,701,809
                                        ========        ===========     ========        ============

NON-VOTING, CONVERTIBLE, REDEEMABLE CLASS "A" PREFERENCE SHARES, SERIES 2:
--------------------------------------------------------------------------

                                        August 31, 1998                  Nov. 30, 1997
                                        ---------------------------      --------------------------
                                        Number of                        Number of
                                        Shares               Amount      Shares              Amount
                                        ------               ------      ------              ------
Balance - beginning of year              466,941         $2,785,628      466,941         $2,785,628
Add- shares issued during period               -                  -            -                  -
                                        --------        -----------     --------        ------------
Balance - end of year                    466,941          2,785,628      466,941          2,785,628
                                        ========        ===========     ========        ============


COMMON SHARES:
--------------
                                        August 31, 1998                   Nov. 30, 1997
                                        ---------------------------       --------------------------
                                        Number of                         Number of
                                        Shares               Amount       Shares              Amount
                                        ------               ------       ------              ------
Balance - beginning of year          266,629,785         $2,183,961       16,629,785      $1,851,461
Add- shares issued during period               -                  -      250,000,000         332,500
                                     -----------          ---------      -----------       ---------
Total                                266,629,785          2,183,961      266,629,785       2,183,961
                                     -----------          ---------      -----------       ---------
Share consolidation during the year
of 250:1; resulting balance issued     1,066,519          2,183,961
                                     ===========          =========

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

The options and warrants are allocated as follows:

                                                              Number of shares
                                                              --------------------------------------
                                                              Aug. 31, 1998            Nov. 30, 1997
                                                              -------------            -------------
Balance - beginning of period                                   13,900                      14,500
Add- options and warrants issued during the period                   -                           -
                                                              --------                   ---------
                                                                13,900                      14,500
Less -  options and warrants expired during the period               -                         600
                                                              --------                   ---------
Balance - end of period                                         13,900                      13,900
                                                              ========                   =========

The options and warrants granted and outstanding as at August 31, 1998, are as follows:

        Common shares
        Under Options
        or subject
        to warrants             Exercise price          Expiry date
        -----------             --------------          -----------

          100                   $ 87.50                  1998
          100                   $375.00                  1999
          100                   $375.00                  2000
        4,800                   $  2.50                  2000
        4,800                   $ 50.00                  2000
        4,000                   $ 62.50                  2002
      --------
        13,900
      ========

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

The dividends payable, but not yet declared by the Company, are as follows:

             Period ended             Amount US$      Amount CDN$
             ------------             ----------      -----------
        December 1, 1993               $120,750        $179,918
        December 1, 1994                483,000         719,670
        December 1, 1995                483,000         719,670
        December 1, 1996                483,000         719,670
        December 1, 1997                483,000         719,670
        August 31, 1998                 362,250         539,753
                                   ------------     -----------
        Total                        $2,415,000      $3,598,351
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

The dividends payable, but not yet declared by the Company, are as follows:

             Period ended            Amount US$       Amount CDN$
             ------------            ----------       -----------
        December 1, 1994               $140,082        $208,722
        December 1, 1995                280,164         417,444
        December 1, 1996                280,164         417,444
        December 1, 1997                280,164         417,444
        August 31, 1998                 210,123         313,083
                                    -----------     -----------
        Total                        $1,190,697      $1,774,137
                                    ===========     ===========

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

(ii) The Company entered into a one year agreement commencing October 1, 1997 with Creative Enterprises Inc. to provide consulting services for a pre-paid retainer fee of $140,000 U.S.

In the nine months to August 31, 1998, $105,000 U.S. was charged to the Company's income statement.

(b) Lease obligations

Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises for the fiscal years listed below:

1999                    $ 58,340
2000                      58,340
2001                      58,340
2002                      64,174
2003                      64,174


10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). these principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:
                                             August 31, 1998                       Nov. 30, 1997
                                             ---------------                       -------------
                                         Canadian           U.S.            Canadian              U.S.
                                           GAAP            GAAP              GAAP                 GAAP
                                           ----            ----              ----                 ----
Deferred Foreign Exch. Loss             $          -      $          -      $          -      $          -
                                        ============      ============      ============      ============
Total assets                            $  2,615,966      $  2,615,966      $  3,111,323      $  3,111,323
                                        ============      ============      ============      ============
Total liabilities                       $  1,258,662      $  1,258,662      $  1,177,886      $  1,177,886
                                        ============      ============      ============      ============
Capital stock issued                    $  8,671,398      $ 10,719,156      $  8,671,398      $ 10,719,156
                                        ============      ============      ============      ============
Contributed surplus                     $ 11,775,000      $ 11,775,000      $ 11,775,000      $ 11,775,000
                                        ============      ============      ============      ============
Accumulated Deficit                     $(19,089,094)     $(21,136,852)     $(18,512,961)     $(20,560,719)
                                        ============      ============      ============      ============
Shareholders' Equity                    $  1,357,304      $  1,357,304      $  1,933,437      $  1,933,437
                                        ============      ============      ============      ============

(b) Statement of Loss:

                                                           1998                            1997
                                                           ----                            ----
Net loss under Canadian & U.S. GAAP                     $(576,131)                      $  (621,206)
                                                        =========                       ===========
Net loss per common share under
U.S. & Canadian GAAP                                    $  (0.002)                      $    (0.002)
                                                        =========                       ===========
Weighted average number of shares
U.S. & Canadian GAAP                                    1,066,519                       266,629,785
                                                        =========                       ===========

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

These losses, as expressed in Canadian dollars expire as follows:

                Year           Canadian                 U.S.          Total
                ----           --------                 ----          -----
                1998              976,000                 -           976,000
                1999            2,313,000                 -         2,313,000
                2000            1,993,000                 -         1,993,000
                2001              302,000                 -           302,000
                2002              717,000           400,000         1,117,000
                2003               88,000         1,530,000         1,618,000
                2004              433,000                 -           433,000
                               ----------       -----------       -----------
                               $6,822,000        $1,930,000        $8,752,000
                               ==========       ===========       ===========

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

13. POST BALANCE SHEET EVENT

Subsequent to the quarter end, the Company has issued 50,000 Class C Common Shares. These shares were issued pursuant to a subscription agreement dated September 1, 1998, and the proceeds of $50,000 will be utilized for general working capital purposes.

13. RECLASSIFICATION

Certain figures with respect to the nine month period ended August 31, 1997, have been reclassified to conform with the presentation adopted for the nine month period ended August 31, 1998.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars except where otherwise stated)

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

The Company recorded a loss of $576,131 for the nine month period ended August 31, 1998, a slight improvement from the loss of $621,206 for the comparable period in 1997.

Sales revenues at $837,499 for the period of nine months ended August 31, 1998, were significantly higher than 1997, at $644,772. Sales revenues for the third quarter in fiscal 1998 were $256,715 (1997 -- $306,295). The higher nine month sales revenues reflects increased sales volumes from two key customers, The Museum Company and Greenwich Workshop. In addition, the increase revenues also reflect the relative strength of the US dollar to the Canadian dollar, as all the Company's exports are invoiced in US dollars. Notwithstanding the improved sales picture, the Company continues to place reliance on a few major customers for the majority of its revenues. In the nine month period to August 31, 1998, approximately 68% of total sales revenues were from these two customers.

Gross profit for the first nine months rose to $204,534 from $18,298 in 1997. However, higher other expenses in 1998, which are attributable to fees of $155,000 paid to Creative Enterprises, under a consulting agreement, and a $40,000 exchange loss, resulted in a similar net loss of $576,131, as compared to the 1997 net loss of 621,206. The exchange loss arose from the weakening Canadian dollar and the Company's liabilities of approximately $US650,000, owed to its note holders and two trade creditors. Operating cash flow for the first nine months was negative at $259,376, a decline compared to the same period in 1997, when the Company recorded a negative cash flow of $111,958. The Company's working capital balance remained negative at $923,737, as at August 31, 1998, compared to negative working capital of $890,633 at year end November 30, 1997.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the consolidated financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the nine months ended August 31, 1998, the Company recorded sales to its main retail customer of $306,628 which represents 37% of its total sales revenues. Four other customers represented a further 36% of the Company's nine month sales revenues. The increase in sales revenues is attributable to increase sales to the two principal customers, The Museum Company and Greenwich Workshop. The Company shipped $266,621to Greenwich Workshop in the first nine months, as compared to $113,546 in the same period in 1997. Sales to The Museum Company in 1998 were $306,628, up from $237,685 in 1997. A portion of the higher sales revenues reflects the favourable $US to $CDN exchange rates in 1998, as the Company invoices all its exports in US dollars.

Owing to the Company's inability to finance new initiatives, or to attend trade shows, or to hire dedicated sales personnel to sell in its markets, the Company continues to achieve limited success in developing new opportunities.

The Company believes that the Artagraph process is very price-competitive with other known canvas-textured products that are available in the market today. This is in major part due to the Company's new contract pricing and ordering policies. The customers can now initiate an Artagraph reproduction order for approximately 20% of the previous initial financial commitment. Further investment in additional manufacture of Artagraph reproductions for customers under this new program is directly tied to actual sale orders.

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

Gross Profit

The gross margin rose in the first nine months of 1998 to 24%, from 3% for the comparable period in 1997.

The increase of gross margin, from 1997 to 1998, is attributable to the relative impact of fixed overhead costs to sales revenues. Fixed overhead costs, including rent and plant salaries, as expressed as percentages of comparable sales revenues averaged 50% for the first nine months of 1997, as compared to 30% for the nine month period to August 31, 1998. In part this reflects the reduction in monthly rent from $19,000 to $8,500 commencing February 1998.

Other Expenses

Other expenses year to date were approximately $158,040 higher in 1998 than in 1997. This was attributable to consulting costs paid to Creative Enterprises totalling approximately $155,000. In addition the Company recorded an unrealized loss of $40,000 on exchange translations of its US$600,000 liabilities to Canadian dollars.

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

The Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, and the repayment of the secured Note Holders, the Company's ability to raise additional capital will be severely restricted.

The Company anticipates that any dividends payable in cash or common shares in the future would be paid in common shares.

The potential dilution to the existing common shareholders to be expected from conversion of the Company's outstanding, convertible securities, and cumulative dividends expected to paid in common shares, is summarized on the following page.

Name of Security            Amount     Conversion Rate             Underlying            Additional
----------------            ------     ---------------             ----------            ----------
                         Outstanding      Terms/Price                Common             Information
                         -----------      -----------                ------             -----------
                                                                     Shares
                                                                     ------
Series 1 Pref.               805,000    Convertible into 0.048        38,640           Cum. Div. payable
Shares                                  common shares                                  in cash or common
                                                                                       shares (see next)

Cum. Div. on           US $2,415,000    Based on $0.001 (note 1)   9,660,000           Common Shares
Series 1 Pref.

Series 2 Pref.               466,941    Convertible into 0.24        112,066           Cum. Div. payable
Shares                                  common shares                                  in cash or common
                                                                                       shares (see next)

Cum. Div. on            US $1,190,697   Based on $0.001 (note 1)   4,762,788           Common Shares
Series 2 Pref.

Note 1 -- the most recent trading date for the Company's common shares was 12/18/96. On this date the price closed at $0.001. The" underlying common shares" computation includes the impact of the 250:1 common share consolidation.

Post balance sheet event -- Subsequent to the quarter end, the Company has issued 50,000 Class C Common Shares. These shares were issued pursuant to a subscription agreement dated September 1, 1998, and the proceeds of $50,000 will be utilized for general working capital purposes. These securities have not been registered under the Securities Act of 1933, as amended, the Ontario Securities Act or any applicable state or provincial law. The shares cannot be transferred to a USA citizen or resident without an affective registration statement or an opinion of counsel satisfactory to the Company that these shares may be resold without registration.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default Under Senior Securities:

        (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1997, and incorporated herein by reference.

        (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1998, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED

Dated: November 30, 1998

/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President