Form 10-Q/A
period 1998-08-31
A R T INTERNATIONAL INC
filed 1999-02-12
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended August 31, 1998            Commission File Number 0-16008


                            A.R.T. INTERNATIONAL INC.
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

                            A.R.T. INTERNATIONAL INC.
            (formerly ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED)


                                    INDEX TO

                              QUARTERLY REPORT ON

                                   FORM 10-Q
                                   ---------

                             FOR THE QUARTER ENDED
                             ---------------------
                                AUGUST 31, 1998
                                ---------------

PART    I
Balance sheets as at August  31, 1998, and November 30, 1997                              3-4

Statements of Contributed Surplus                                                           5
                                         at August 31, 1998
                                         at August 31, 1997

Statements of Accumulated Deficit                                                           6
                                         at August 31, 1998
                                         at August 31, 1997

Statements of Loss                                                                          7
                  for the three months ended August 31, 1998
                  for the three months ended August 31, 1997
                  for the nine months ended August  31, 1998
                  for the nine months ended August 31, 1997

Statements of Cash Flow                                                                     8
                  for the nine  months ended August 31, 1998
                  for the nine months ended August 31, 1997

Notes to Financial Statements                                                               9


PART II
                SIGNATURES                                                                 10

                            A.R.T. INTERNATIONAL INC.
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)

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

                            A.R.T. INTERNATIONAL INC.
                                 BALANCE SHEETS
                             (IN CANADIAN DOLLARS)



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

                          A.R.T. INTERNATIONAL INC.
                       STATEMENTS OF CONTRIBUTED SURPLUS
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

                          A.R.T. INTERNATIONAL INC.
                       STATEMENTS OF ACCUMULATED DEFICIT
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

                            A.R.T. INTERNATIONAL INC.
                          STATEMENTS OF INCOME (LOSS)
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
                                           ==========          ============        ============         ============

The accompanying notes form an integral part of these consolidated financial statements

                            A.R.T. INTERNATIONAL INC.
                            STATEMENTS OF CASH FLOW
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
                                                                    ===========           ============

The accompanying notes form an integral part of these consolidated financial statements

                            A.R.T. INTERNATIONAL INC.
                         NOTES TO FINANCIAL STATEMENTS
                                AUGUST 31, 1998
                             (IN CANADIAN DOLLARS)


1.      INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions. Effective July 14, 1998, by articles of amendment, the Company changed its name to A.R.T. International Inc. from Artagraph Reproduction Technology Inc.


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

Item (6) Exhibts and Reports on Form 8K

        EX-3  Articles of Amendment


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


A.R.T. INTERNATIONAL INC.


Dated: February 12, 1999

/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President