Form 10-K405
period 1998-11-30
A R T INTERNATIONAL INC
filed 1999-03-09
CIK 810269

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                        --------------------------------

                                    FORM 10-K
                      [ X ] ANNUAL REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 1998

                           Commission File No. 0-16008
                           --------------------------
                            A.R.T. INTERNATIONAL INC.
            (Formerly ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED)

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of November 30, 1998, there were 1,066,551 common shares outstanding. Based on the closing share price, of $0.25 in the forth quarter of fiscal 1998, the Company's market value was $266,638. The closing share price has been adjusted for the reverse stock split, approved by the shareholders at the Company's Annual General Meeting dated July 14, 1998, whereby the Company's common shares were reverse split by 250:1, from 266,629,750 to 1,066,551.

     PART I

     Item 1.   Business.

     General

     The Company manufactures high quality fine art reproductions of original paintings using the Company's patented and proprietary technologies and markets them through a variety of channels and programs. The Company replicates both the color and brush stroke texture of the original, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)"), while its reproductions on paper are marketed as Works of A.R.T.TM

     The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as editions of works by the great masters, and have a suggested retail price of between US$399 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

     The Works of A.R.T.TM product line, which retailed at significantly lower prices, was originally introduced to allow the Company to broaden its universe of customers through volume-oriented North American retailers. Sales from this product line have always been disappointing. Consequently, while the Company continues to sell Works of A.R.T.(TM) from its current inventories, it has not introduced any new product or programs.

     The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                                                           Year Ended November 30
                                                                           ----------------------
                                                          1998             1997             1996               1995
                                                          ----             ----             ----               ----
                                                                           (In Canadian Dollars)
     Canada...................................              54,900          60,046            41,379           170,630
     United States............................           1,080,806         887,833         1,668,104         1,810,427
     Overseas.................................              61,933          45,645           847,067           158,214
                                                 ----------------------------------------------------------------------
                                                         1,197,639         993,524         2,556,550         2,139,271
                                                 ----------------------------------------------------------------------

     Sales outside Canada are invoiced in United States Dollars. Thus, the Company is at risk to unfavorable changes in the exchange rates between Canadian and United States dollars.

     In the second half of 1994, the Company discovered a product quality problem with a significant number of Artagraph(R) reproductions previously shipped to a major customer in the publishing business. After several months of investigation, including analyses of raw materials and production processes, the Company modified its operations in an effort to eliminate repetition of such problems in the future. No subsequent product quality problems have since come to the Company's attention. As a consequence of this problem, and the time and resources required to resolve it, the Company's sales have not returned to the historic levels experienced prior to fiscal 1994. Replacement of the defective reproductions created severe financial and cash flow restrictions, which have continued to severely impact all areas of the Company's business through to 1998.

     Library of Titles and Acquisitions of Paintings
     Many of the works reproduced by the Company are in the public domain. Works, which are not in the public domain, are reproduced pursuant to agreements with various museums or other copyright holders.

     The Company manufactures reproductions of Impressionist and Post-Impressionist paintings as well as paintings by contemporary artists. The Company does not always create a replication directly from an original painting. Semi-originals are also created by a contract artist, who is engaged to replicate the texture and brush strokes of the original artist's style.

     The Company's publishing division, under contracts with art publishers, produces and sells replications of contemporary works of art for a fixed price, which are then distributed by the publisher.

     As of November 30, 1998, the Company had a library of approximately 150 different Artagraph(R) titles, of which 100 are Impressionist or Post-Impressionist paintings and 50 are by contemporary artists, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.


     Manufacturing Process
     The replication process is a two-stage process. The first stage is replication of the painting's color. The second stage, which directly involves the Company's patented process, is the reproduction of texture and brush strokes. The Company works from transparencies of the original art, preparing color separations and then printing the image on a specially designed "paper" called a litho. The Company subcontracts with third parties to produce the transparencies and printed lithos in accordance with the Company's proprietary specifications. In the second stage, the Company produces a bass relief mold from either the original oil painting or, in cases where the original oil painting is not available, from the semi-original of the painting.

     The final stage of processing involves precise application of heat and pressure to the bass relief mold, the printed litho and to a specially coated canvas to create the finished product. Currently, the Company has three sets of equipment in operation for the production of Artagraphs(R).

     Sales and Marketing
     The Company markets through specialty retail, overseas distributors, and direct mail and carries out contract printing for publishers.

     In September, 1995, the Company signed a five year Agreement with ART Atelier ("Atelier") being an exclusive, world-wide marketing and sales agreement for the contract printing business in the publishing market, and Atelier is paid a commission of 25% of gross sales. Atelier was responsible for developing contract printing business with the Company's fine art publishing customers over 1994 and 1995, worth approximately Cdn$3,000,000 in gross sales. However, subsequent to 1995 the sales revenues from this source have been very minor and well below the minimum contract requirement of Cdn$2,000,000 per annum.

     Specialty Retailers and Home Furnishings
     During fiscal 1998, the Company continued to support existing customers in these markets. The Company's ability to initiate new opportunities and to continue to develop its marketing efforts to attract new customers has been severely limited due to severe cash flow constraints experienced by the Company since fiscal 1995.

     A major customer is The Museum Company, a 90-plus store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products.


     Overseas Distributors
     Since 1994 the Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors.

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


     Patents and Trademarks
     The process for manufacturing Artagraph(R) Editions has been patented in a number of jurisdictions, including Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990. Patents in Europe have expired owing to the Company's inability to finance renewal fees. In addition, due to similar financial considerations, the Company has abandoned patent applications that are pending in Japan and Korea at this time.

     The Company believes its remaining North American patents are valid and would withstand a challenge to their validity. No assurances can be given, however, that a third party will not attempt to challenge the validity of the patents. The Company intends to vigorously defend its patent rights against any such challenge, but no assurance can be given that the Company will be successful. Loss of protection provided by the patented process could have a material adverse impact on the Company. Moreover, there can be no assurance that other companies will not design competitive processes that do not infringe on such patents.


     Competition
     The Company's reproductions must compete with a variety of decorative art products, including products from other companies which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within the marketplace while larger vendors can benefit from volume discounts. The Company must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies, which market art reproductions such as lithographs and serigraphs. Nevertheless, the Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture; and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products, as well as its pricing and delivery policies. There can be no assurance that the Company will be successful in the art reproduction markets or that other processes will not provide successfully competing products.


     Suppliers
     The Company purchases frames for its reproductions and obtains its principal raw materials from several suppliers. The Company also contracts for printing services principally of lithographs with several companies. The Company believes that the frames and the raw materials and printing services are commodity items that can be obtained from several alternative sources.


     Employees
     As of November 30, 1998, the Company had 10 employees and consultants, including management, administrative and production employees.


     Item 2.   Properties.

     The Company's executive offices, production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 11,668 square feet of space leased through January 31, 2003. The lease provides for a fixed annual gross rental of Cdn$96,611, including its pro rata share of taxes, insurance, building maintenance and occupancy costs. The Company believes its leased facilities are in good operating condition and adequate for its present and future requirements.


     Item 3.   Legal Proceedings.     None.

     Item 4.   Submission of Matters to a Vote of Security Holders.    None.

     PART II

     Item 5.   Market for the Company's Equity Securities and Related Matters.

     During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.

     As of November 30, 1998 the Company had approximately 1300, 230, and 180 holders of record of the Common Shares, Series 1 Preference A Shares, Series 2 Preference A Shares respectively.

     The following table sets forth the high and low bid quotations for the Company's securities, as reported by The Nasdaq Stock Market Inc. for each quarterly period within the three most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.

                                    Series 1 Preference       Series 2              Common
                                           Shares            Preference             Shares
                                                               Shares              (Note 1)
                                                     In U.S. Dollars
                      ----------------------------------------------------------------------------
                      Fiscal Year    High    Low           High     Low         High        Low
                      -----------    ----    ---           ----     ---         ----        ---
                      1996
                      1st Quarter     0.5    0.5           --        --        125.0        0.25
                      2nd Quarter      --     --           --        --          5.0        0.25
                      3rd Quarter      --     --           --        --           --          --
                      4th  Quarter     --     --           --        --          5.0      0.0625
                      1997
                      1st Quarter      No Market            No Market            2.5      0.0625
                      2nd Quarter    for Company's       for Company's           N/A         N/A
                      3rd Quarter    Series 1 Pref.      Series 2 Pref.         0.25        0.25
                      4th  Quarter       Shares              Shares              N/A         N/A
                      1998
                      1st Quarter      No Market           No Market             7.5         2.5
                      2nd Quarter    for Company's       for Company's            --          --
                      3rd Quarter    Series 1 Pref.      Series 2 Pref.           --          --
                      4th  Quarter       Shares              Shares              7.5        0.25
                      1999
                      1st Quarter      No Market        No Market               3.25         3.0
                      Note (1): The common share prices for 1996 through 1998
                      have been adjusted to reflect a reverse stock split of
                      250:1. The 1999 prices reflect actual share prices in the
                      first quarter of fiscal 1999.

     To be legally entitled to pay dividends on the Series 1 or Series 2 Preference A Shares, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $778,293 as of November 30, 1998 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

     The payment of dividends on the Preference Shares or Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.

     Item 6.   Selected Financial Data.

     The following presents selected financial data for the Company in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("CDN-GAAP"). It should be read in conjunction with the separate financial statements of the Company and related notes included elsewhere herein, which were prepared under CDN-GAAP. This financial data should be compared to the Company's Audited Financial Statements and the reconciliation of the financial information presented between CDN-GAAP and US-GAAP. The financial data as of November 30, 1998 and for the four previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.

                                              (Stated in Canadian Dollars)
      --------------------------------------------------------------------------------------------------------------
                                                                Year ended November 30
                                ------------------------------------------------------------------------------------
                                        1998              1997            1996            1995             1994
                                        ----              ----            ----            ----             ----
      Summary of operations:
      Sales..................           1,197,639          993,524       2,556,550       2,139,271       $4,847,312
      Cost of goods sold.....             748,683          871,656       1,701,238       1,640,343        2,867,246
      Gross profit...........             448,956          121,868         855,312         498,928        1,919,144
      Depreciation and                    295,311
       amortization..........                              298,671         356,369         324,792          340,047
      Selling, general and
       administrative expenses            623,739          489,335         887,692       1,178,399        2,286,914
      Write-down of Patent Cost
                                        2,106,630                0               0               0                0
      Interest and finance
       expense...............             185,006           65,573          47,804          45,739           47,859
      Operating loss.........          (2,761,730)        (731,711)       (442,089)     (1,050,002)       ( 695,384)
      Interest income........                  --               --           5,536           2,907           49,571
      Income taxes...........                  --               --              --              --               --
      Loss before discontinued
       operations............          (2,761,730)        (731,711)       (436,553)     (1,047,095)       ( 645,183)
      Discontinued operations                  --               --              --              --               --
      Net loss...............          (2,761,730)        (731,711)       (436,553)     (1,047,095)       ( 645,183)
      Dividends: Series 1
       Preference Shares.....                  --               --              --              --
      Dividends: Series 2
       Preference Shares.....                  --               --              --              --               --
      Net loss after dividends
      on  Series 1 Preference
      Shares.................          (2,761,730)        (731,711)       (436,553)     (1,047,095)       ( 645,183)
      Net loss per Common
      Share before dividends
      on   Series 1 & Series  2
       Preference Shares..(1)               (2.59)           (4.88)          (6.56)         (15.74)          ( 9.70)
      Weighted average
       number of Common
       shares outstanding....           1,066,551          149,852          66,519          66,519           66,519

      Summary of balance
       sheet data:
      Current assets.........             453,610          592,381         547,915         869,191        1,761,824
      Total assets...........             548,050        3,111,323       3,459,221       4,408,070        5,528,932
      Current liabilities....           1,326,343        1,177,886       1,126,573       1,282,925        1,488,522
      Long-term liabilities..                  --               --              --         355,944          230,329
      Total liabilities......           1,326,343        1,177,886       1,126,573       1,638,869        1,718,851
      Contributed surplus....          11,775,000       11,775,000      11,775,000      11,775,000       11,775,000
      Accumulated deficit....         (21,274,691)     (18,512,961)    (17,781,790)    (17,345,240)     (16,298,145)
      Shareholders'
      (deficit) equity.......            (778,293)       1,933,437       2,332,648       2,769,201        3,810,081

     (1) The weighted average number of shares outstanding for the current period and prior years have been adjusted to reflect the 250:1 consolidation of shares retroactively. As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.

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


     b) Year ended November 30, 1998, compared with year ended November 30, 1997

     The Company's net loss for the year ended November 30, 1998 was $2,761,730 as compared to the net loss of $731,711 in 1997. The loss in 1998 is mainly attributable to the $2.1 million write-down of the net book value of the Company's Artagraph patents to one dollar. The write-down is required under CDN-GAAP, followed by the Company, whereby the Company is not able to generate sufficient cash flows from its operations to recover the patent's carrying costs. The patented reproduction process remains core to the Company's business, and the Company believes its patents have significant commercial value, and would withstand a challenge to their validity. Notwithstanding, until the Company could raise sufficient capital to finance sales growth and reach sustained profitability, there was substantial doubt that the Company had the ability to realize the carrying value of assets, including its investment in patents.

     The Company's sales revenues increased in 1998 to $1,197,639 from $993,524 in 1997. The increase in revenues is partly due to the strength of the US dollar relative to the Canadian dollar in 1998. The majority of the Company's sales represent exports, which the Company invoices in US dollars. In addition, increases in sales to the Company's main publishing customer more than offset declines in sales to its specialty retail customers. Nevertheless, the Company remains very reliant on two customers for the majority of its sales revenues, which amounted to approximately 77% of total sales revenues in 1998.

     Gross profit increased in 1998 to $413,283 from $97,166 in 1997. The increase was due to lower production fixed costs and the higher sales revenues. The higher gross profit was offset by exchange losses on US dollar trade and debt liabilities, of approximately $87,000, as well as increased consulting fees, of approximately $150,000, and higher interest costs, of approximately $53,000. The loss before the write-down of the patents was approximately $656,000 compared to $731,711, for fiscal 1998 and fiscal 1997 respectively.

     The Company's operating cash flow deficit was $269,390, which was comparable with fiscal 1997. The Company's working capital deficit increased from $585,505 in fiscal 1997 to $872,733 in fiscal 1998. As a consequence of the continuing operating losses and the write-down of the Company's patents the shareholders' equity fell from $$1,933,437 to a deficit of $788,293.

     In summary, the Company's continued existence and ability to operate is very contingent on maintaining the support of its major trade and financial creditors.

     Sales
     Tabled below are the sales to the Company's major customers, which are also expressed as a percentage of total sales, for the last three fiscal years. The loss of any one of these customers would have a serious detrimental impact on its ability to continue to operate in the future.

                                                  1998           %          1997           %          1996           %
                                                                           In Canadian Dollars
       -------------------------------------------------------------------------------------------------------------------
       Total Sales                             $1,197,639      100%       $993,524       100%      $2,556,550      100%
       -----------                             ----------      ----       --------       ----      ----------      ----
       Sales to two Publishing Customers        $594,564        50%       $295,706        27%       $724,023        28%

       Sales to one Retail Customer             $327,629        27%       $365.556        37%       $305,271        12%

     Sales to the Company's two main customers accounted for 77% of its total sales revenues for fiscal 1998. The increase in sales revenues of approximately $204,000 was due to the increased strength of the US dollar relative to the Canadian dollar and the increase in sales to one major publishing customer. The Company's sales are mainly exported to the United States and to a lessor extent overseas and are invoiced in US dollars. Consequently, the strengthening US dollar resulted in approximately a $100,000 improvement to the Company sales revenues as reported in Canadian dollars. The increased sales to the Company's major publisher resulted from its modified pricing and shipment policy (see page 4 in "Item 1. Business." -- sub heading "Publishing"). During 1998, the Company produced a prototype Artagraph for two other major publishing companies in an attempt to stimulate increased sales in this market. While the prototypes were highly successful, the Company was not able to generate any new sales orders, which in part was due to the continued weakness of the Company's financial status.

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

     During 1998, the Company's Artagraph Product won two Benny awards for Best-of-Category in the Latest Technology Pieces category for its submission of the limited edition reproduction of Howard Terpning's "Crow Pipe Ceremony", and in the Poster and Art Prints category for the "Holy Man of the Blackfoot". The Bennys Awards are the "oldest and largest international printing competition", which was held in Chicago during October 1998. The Company faced competition from 874 companies that submitted 4,990 printed products.

     Notwithstanding, the Company's success in the marketplace will depend upon creating greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.


     Gross Profit

     Gross profit for the year ending November 30, 1998, rose to $413,283 from $97,166 in fiscal 1997. The increase in gross profit resulted from the increase in sales revenues due to the strengthening US dollar and lower fixed costs in production. The Company's raw materials and services are purchased in Canadian dollars, therefore improvements to its revenues resulting from a higher US dollar will directly improve its gross margin. In January 1998, the Company was successful in reducing its production and inventory floor area by 66%, consequently it realized rental cost-savings of approximately $125,000 in 1998. These savings will continue to accrue to the Company over the next four years. The reduction in production floor space will not adversely impact the Company's over all capacity.


     Selling General and Administration Expenses

     Generally, the level of selling, general and administration expenses in 1998 were comparable to levels in fiscal 1997. Notwithstanding, in the year ending November 30, 1998, the Company had higher overall expenses due to increased consulting services. The increased consulting expenses, of $150,000, resulted from the contract agreement it signed with Creative Enterprises in October 1997. Other expenses were also higher in fiscal 1998. First, under CDN-GAAP, the weakness of the Canadian dollar resulted in the Company reporting unrealized exchange losses, of approximately $87,000, which occur when its US dollar liabilities are translated at a higher rate of exchange, as at the November 30, 1998 versus 1997 balance sheet dates. The Company had current liabilities in US dollars of $603,000 and $502,000 for 1998 and 1997 year-end balance sheet dates, respectively. Second, because the Company remained in default on payments of interest and repayment of principal on its 10% notes an additional five percent penalty interest was accrued in fiscal 1998, which increased total interest charge against revenues to $97,863, as compared to $44,214 in 1997.

     c) Year ended November 30, 1997, compared with year ended November 30, 1996

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

     Gross profit for the first year fell Cdn$724,570 from Cdn$821,736 in 1996 to Cdn$97,166 in 1997. However, lower operating expenses in 1997 contained the net loss to Cdn$731,711 compared to the loss in 1996 of Cdn$436,553. Operating cash flow for the year was negative at Cdn$299,827 a decline compared to the same period in 1996, when the Company recorded a break-even cash flow. The Company's working capital balance remained negative at

     Cdn$585,505, as at November 30, 1997, compared to negative working capital of Cdn$578,657 at year end November 30, 1996.

     Sales
     Tabled below are the sales to the Company's major customers, which are also expressed as a percentage of total sales, for the last three fiscal years

                                                  1997           %          1996           %          1995           %
                                                                          In Canadian Dollars
       -------------------------------------------------------------------------------------------------------------------
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

     The Company was very reliant on a few customers for the majority of its sales revenues. In the year ended November 30, 1997, the Company recorded sales to its main retail customer of Cdn$365,556, which represents 37% of its total sales revenues. Four other customers represented a further 37% of the Company's annual sales revenues. The decline of sales revenues from Cdn$2,556,550 in 1996 to Cdn$993,524 in 1997, represents the almost complete absence of sales, in 1997, to two of its major customers of 1996. First, the decline of sales to the Spanish market reflects the inability of the Company to finance new products and new programs to offer to this customer. Second, one of the Company's publishing customers experienced significant declining sales in 1997, and has switched emphasis to paper-based fine art reproductions, as an alternative to the Company's canvas-based product line.

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


     d)  Liquidity and Capital Resources

     In fiscal 1998 there was continuing doubt that the Company had the ability to realize the carrying value of assets reported in its financial statements, which was dependent upon the attainment of profitable operations, and the continued financial support of its creditors. Consequently, under CDN-GAAP, the Company wrote-down its investment in its patents to one dollar. The result of the write-down and the ongoing operating losses in 1998, was that the Shareholders' equity fell from $1,933,437 to a deficit of $788,293.

     As of February 1998, the Company completed an offering of its securities under Regulation S, whereby a total of 250 million shares of the Company's common stock were issued in consideration for the receipt of a total of US$250,000. As a result of the offering, the Company had a total of 266,629,789 shares of common stock issued and outstanding. Subsequently, effective July 14, 1998, the Shareholders approved a reverse-stock split of 250:1 for the common shares, which reduced the issued and outstanding number of common shares to 1,066,551.

     Effective July 14, 1998, the Company's shareholders authorized two new securities: an unlimited number of Class B Preference Shares and unlimited number of Class C Common Shares. The Class B Preference Shares are non-voting, redeemable at the option of the Company and have a preferred dividend of $0.10 per share in priority to all other shares of the Company. No Class B Preference Shares have been issued. The Class C Common Shares have 100 votes per common share and a dividend right of $0.01 per share, which is payable only in the event that the annual dividend required in respect of the senior shares of the Company have been paid. On September 1, 1998, the Company issued 50,000 shares for a total consideration of $50,000. The Class B Preference Shares and the Class C Common Shares have not been registered with the SEC.

     The Holders of the Class C Common Shares are entitled to 100 votes for every one share of Class C Common Shares owned. The Holders of the Class C Common Shares have 5,000,000 votes and the holders of the Common Shares have 1,065,551 votes. As a result, at any shareholders meeting, the Class C Shareholders in the aggregate have the power to appoint all of the members of the Compnay's Board of Directors and approve any matters which may be brought to a vote of the shareholders.

     Effective July 14, 1998, the Company's shareholders approved a stock option plan for the Company. The maximum number of stock options is limited to 10% of the outstanding common shares. Subsequent to the year-end, pursuant to the option plan and subject to and conditional upon any necessary shareholder or regulatory approval or ruling, 105,000 stock options were authorized. Each option entitles the holder thereof to purchase one share of the Company's common stock at an exercise price of $US 0.25 per share. Each option is for a term commencing December 1, 1998 and expiring December 1, 2004. The Company intends to issue these shares to various employees and officers of the Company. The number of shares to be granted to any recipient will be subject to the approval of the Board of Directors. To date, no stock options have been granted. The shares to be issued under the stock option plan will be restricted securities as that term is defined under the Securities Act of 1933, as amended. However, the Company intends to register the options and the underlying shares which will be issued on exercise of the option.

     The Company's working capital remained negative as at November 30, 1998, at Cdn$872,733, an increase over the balance at the fiscal 1996 year end of negative Cdn$585,505. The principal reason for the negative working capital is the balance of Cdn$698,827 owed to the 10% notes, which has been classified as a current liability. In addition, certain trade creditors and the 10% notes are payable in US dollars, and the continued decline of the Canadian dollar against the US dollar resulted in higher reported Canadian liabilities at November 30, 1998.

     Unless the Company is able to significantly increase sales from the level experienced in the preceding fiscal years or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain addition working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

     During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. There is a limited market for the Company's common shares.

     The Company is in default under the 10% notes payable. No re-negotiations have been initiated between the Company and the note holders. Consequently, the total amount due of $698,827, including accrued interest and the additional accrued 5% penalty interest and principal, has been reflected as a current liability. These 10 % notes and accrued interest are secured by a general security agreement over the assets of the Company.

     e)  Dividends

     The Company has not declared and paid dividends on its class A preference shares series one since May 1994. In addition, the Company has never declared and paid any dividends on its class A preference shares series two. Except for the first year of dividends on the series two shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of November 30, 1998, the Company had total dividends payable, but not yet declared of US$ 2,535,750 and US$ 1,260,742 on its series one and two class A preference shares respectively. If these dividends were paid in common shares, the potential dilution to the common shares, based on the recent average trade price of $US 3.125 would be approximately 1.2 million shares. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

     f)  Year 2000 Compliance Readiness

     The Company is fully aware of the Year 2000 problem. A project was setup within the Company in January 1999, staffed by senior members of the Company. At February 28, 1999, the Company had completed testing of its primary production and internal office systems, which were confirmed as being Year 2000 compliant. Some non-key reporting and administration systems are not Year 2000 compliant and the Company is determining a capital budget to purchase replacement systems where necessary. The Company intends to seek assurances from critical suppliers, that they too are Year 2000 compliant and where possible the Company will integrate a test of such suppliers' compliance. The Company is confident that its production capability to supply its products will not be adversely affected by the Year 2000 issue, and if critical suppliers are determined to be non-compliant or are not forthcoming the Company believes it can find alternative suppliers.

------------------------------------------------------------------------------------------------------------------------------------
Item 8.   Financial Statements

                                                    A.R.T. INTERNATIONAL INC.
                                     [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                                                           BALANCE SHEET

                                                    NOVEMBER 30, 1998 AND 1997
                                                   (STATED IN CANADIAN DOLLARS)

                                                                                                         1998              1997
                                                                                                         ----              ----
ASSETS
    CURRENT
        Cash                                                                                        $   110,873      $     89,395
        Cash in Escrow                                                                                  -                  95,975
        Accounts Receivable                                                                             147,513            66,995
        Inventories [Notes 2(a) and 3]                                                                  187,319           213,811
        Prepaid Expenses and Deposits                                                                     7,905           126,205
                                                                                                   ------------      ------------
                                                                                                        453,610           592,381
                                                                                                   ------------      ------------

    CAPITAL [Note 4]                                                                                     74,356           117,667
                                                                                                   ------------      ------------


    OTHER
        Patents                                                                                       3,931,051         3,931,051
        Art Reproduction Rights                                                                         441,875           441,875
                                                                                                   ------------      ------------
                                                                                                      4,372,926         4,372,926
        Less - Accumulated Amortization [Note 2(b)]                                                   4,372,925         2,014,295
                                                                                                   ------------      ------------
                                                                                                              1         2,358,631


        Inventories [Notes 2(a) and 3]                                                                   20,083            42,644
                                                                                                   ------------      ------------

                                                           TOTAL ASSETS                            $    548,050       $ 3,111,323
                                                                                                   ============      ============


                                                     A.R.T. INTERNATIONAL INC.
                                     [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                                                           BALANCE SHEET

                                                    NOVEMBER 30, 1998 AND 1997
                                                   (STATED IN CANADIAN DOLLARS)




                                                                                                        1998              1997
                                                                                                        ----              ----
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities                                                    $   627,516       $   464,156
        Accounts Payable - Related Party [Note 5]                                                       -                 159,796
        Notes Payable [Note 6]                                                                          698,827           553,934
                                                                                                    -----------       -----------

                                                         TOTAL LIABILITIES                            1,326,343         1,177,886
                                                                                                    -----------       -----------

CAPITAL DEFICIENCY
    CAPITAL STOCK [Note 7]
        CLASS "A" PREFERENCE SHARES:

              805,000 [Series 1]                                                                      3,701,809         3,701,809
              466,941 [Series 2]                                                                      2,785,628         2,785,628

        COMMON SHARES:
              1,066,551                                                                               2,183,961         2,183,961
                 50,000 [Class "C"]                                                                      50,000                 -
                                                                                                    -----------       -----------
                                                                                                      2,233,961         2,183,961
    CONTRIBUTED SURPLUS                                                                              11,775,000        11,775,000

    DEFICIT                                                                                         (21,274,691)      (18,512,961)
                                                                                                    -----------       -----------
                                                                                                       (778,293)        1,933,437
                                                                                                    -----------       -----------

                                                         TOTAL LIABILITIES
                                                      LESS CAPITAL DEFICIENCY                       $   548,050       $ 3,111,323
                                                                                                    ===========       ===========



                                                     A.R.T. INTERNATIONAL INC.
                                     [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                                                        STATEMENT OF DEFICIT

                                       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                                   (STATED IN CANADIAN DOLLARS)


                                                                                       1998             1997              1996
                                                                                       ----             ----              ----
BALANCE - Beginning of Year                                                        $18,512,961      $17,781,250       $17,344,697

ADD - Net Loss                                                                       2,761,730          731,711           436,553
                                                                                   -----------      -----------      ------------


BALANCE - End of Year                                                              $21,274,691      $18,512,961       $17,781,250
                                                                                   ===========      ===========      ============



                                                     A.R.T. INTERNATIONAL INC.
                                     [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                                                         STATEMENT OF LOSS

                                       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                                   (STATED IN CANADIAN DOLLARS)


                                                                                      1998             1997              1996
                                                                                      ----             ----              ----
SALES                                                                              $ 1,197,639      $   993,524       $ 2,556,550
                                                                                 -------------     ------------      ------------
COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                                                748,683          871,656         1,701,238

        Amortization of Capital Assets                                                  35,673           24,702            33,576
                                                                                 -------------     ------------      ------------
                                                                                       784,356          896,358         1,734,814
                                                                                 -------------     ------------      ------------

                                  GROSS PROFIT                                         413,283           97,166           821,736
                                                                                 -------------     ------------      ------------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                                                      623,739          489,335           904,028

        Foreign Exchange Loss (Gain)                                                    87,143           21,359           (16,336)
        Amortization of Capital Assets                                                   7,638           11,898            20,443
        Amortization of Patents                                                      2,358,630          262,071           302,350
        Loan Interest                                                                   97,863           44,214            47,804
                                                                                 -------------     ------------      ------------
                                                                                     3,175,013          828,877         1,258,289
                                                                                 -------------     ------------      ------------
                                    LOSS FROM
                             OPERATIONS BEFORE TAXES                                (2,761,730)        (731,711)         (436,553)

PROVISION FOR INCOME TAXES [Note 12]                                                         -                -                 -
                                                                                 -------------     ------------      ------------
                                    NET LOSS                                       $(2,761,730)     $  (731,711)      $  (436,553)
                                                                                 =============     ============      ============

NET LOSS PER COMMON SHARE [Note 11]                                                     $(2.59)          $(4.88)           $(6.56)
                                                                                         =====            =====             =====

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 11]                                                          1,066,551          149,852            66,519
                                                                                    ==========         ========       ===========



                                                     A.R.T. INTERNATIONAL INC.
                                     [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                                             STATEMENT OF CHANGES IN FINANCIAL POSITION

                                       FOR THE YEARS ENDED NOVEMBER 30, 1998, 1997 AND 1996
                                                   (STATED IN CANADIAN DOLLARS)

                                                                                      1998             1997              1996
                                                                                      ----             ----              ----
CASH AND CASH EQUIVALENTS

    WERE PROVIDED BY (APPLIED TO):
        OPERATING ACTIVITIES
           Net Loss                                                                $(2,761,730)     $  (731,711)      $  (436,553)
           Add - Items not Affecting Cash:
                     Amortization of Capital Assets                                     43,311           36,600            54,019
                     Amortization of Patents                                         2,358,630          262,071           302,350
                     Loss on Disposal of Capital Assets                                      -                -            38,536
                                                                                 -------------    -------------       -----------
                                                                                      (359,789)        (433,040)          (41,648)
           Accounts Receivable                                                         (80,518)          82,415           189,039
           Inventories - Current and Long-Term                                          49,053          134,527           340,357
           Prepaid Expenses and Deposits                                               118,300          (67,767)           17,561
           Accounts Payable and Accrued Liabilities                                    163,360            6,853          (251,395)
           Accounts Payable - Related Party                                           (159,796)         (11,615)            5,586
           Customers' Deposits                                                               -          (11,200)         (259,746)
                                                                                 -------------    -------------       -----------
                                                                                      (269,390)        (299,827)             (246)
                                                                                 -------------    -------------       -----------


        FINANCING ACTIVITIES
           Notes Payable                                                               144,893           67,275            (6,741)
           Issuance of Capital Stock for Cash {Net}                                     50,000          332,500                 -
                                                                                 -------------    -------------       -----------
                                                                                       194,893          399,775            (6,741)
                                                                                 -------------    -------------       -----------


        INVESTING ACTIVITIES
           Conversion of Capital Assets to Inventory                                         -                -            41,860
                                                                                 -------------    -------------       -----------

                              INCREASE (DECREASE) IN
                        CASH AND CASH EQUIVALENTS POSITION                             (74,497)          99,948            34,873

CASH AND CASH EQUIVALENTS - Beginning of Year                                          185,370           85,422            50,549
                                                                                 -------------    -------------       -----------

CASH AND CASH EQUIVALENTS - End of Year                                            $   110,873      $   185,370       $    85,422
                                                                                 =============    =============       ===========


                            A.R.T. INTERNATIONAL INC.
            [FORMERLY ARTAGRAPH REPRODUCTION TECHNOLOGY INCORPORATED]

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 1998
                          (STATED IN CANADIAN DOLLARS)

  1.    INCORPORATION AND OPERATIONS

        The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings. By articles of amendment, dated July 14, 1998, the name of the Company was changed from Artagraph Reproduction Technology Incorporated to A.R.T. International Inc.


  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (A)   Inventories

              (i) Inventories, whether classified as current or long-term assets, are valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis.

              (ii) The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, both in light of past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost and market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three year's (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three-year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above.

        (B)   Capital Assets

              Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

                     Equipment, Furniture and Fixtures...............................20% Declining Balance
                     Leasehold Improvements..........................................Straight-line over Term of the Lease

              Moulds are recorded at cost and are amortized on the units-of-production basis which is sufficient to substantially amortize the cost of the moulds over their estimated useful lives.

      (B)   Capital Assets [Continued]

      Patents are recorded at cost and are amortized on a straight-line basis, based on the legal life of such intellectual property, which approximates fifteen years.

      At each balance sheet date, the Company reviews the remaining benefit associated with the Artagraph patents to ensure that the Company will generate sufficient un-discounted cash flows to recover their carrying costs. In accordance with this policy, all patents at November 30, 1998 have been written down to $1.

      Art reproduction rights are recorded at cost and are amortized over their estimated useful lives on a straight-line basis over a period of three years.

      (C)   Translation of Foreign Currencies

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

      (D)   Management Representations

      In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 1998 and 1997 and the results of operations, changes in financial position and related note disclosures for the fiscal years ended November 30, 1998, 1997 and 1996 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3.    INVENTORIES
      Inventories consist of the following:

                                                       1998                                             1997
                                ---------------------------------------------    --------------------------------------------
                                                 Provision for                                     Provision for
                                                 Obsolete and                                      Obsolete and
                                   Gross          Slow-Moving          Net            Gross        Slow-Moving         Net
                                   Amount         Inventories        Amount          Amount        Inventories        Amount
                                   ------         -----------        ------          ------        -----------        ------

      Finished Goods             $    81,058     $ (   2,946)     $    78,112     $    72,065     $         -     $    72,065
      Work-in-Process                855,756        (805,053)          50,703         990,636        (851,509)        139,127
      Raw Materials                   78,587               -           78,587          45,263               -          45,263
                                 -----------   -------------      -----------     -----------   -------------     -----------
                                 $ 1,015,401     $   807,999      $   207,402     $ 1,107,964     $  (851,509)    $   256,455
                                 ===========   =============      ===========     ===========   =============     ===========

      Current Portion ..........................................  $   187,319  .................................. $   213,811
      Non-current Portion.......................................       20,083  ..................................      42,644
                                                                   ----------                                     -----------
                                                                  $   207,402                                     $   256,455
                                                                   ==========                                     ===========

4.    CAPITAL ASSETS

                                                                           1998                                  1997
                                                            ----------------------------------------------     ------------
                                                                             ACCUMULATED       NET BOOK          NET BOOK
                                                              COST          AMORTIZATION         VALUE             VALUE
                                                            ---------------------------------------------------------------
      Equipment, Furniture and Fixtures                     $   676,530      $   602,174      $     74,356     $     96,748
      Moulds                                                    318,100          318,100                 -           20,919
      Leasehold Improvements                                    288,958          288,958                 -                -
                                                            -----------      -----------      ------------     ------------

                                                            $ 1,283,588      $ 1,209,232      $     74,356     $    117,667
                                                            ===========      ===========      ============     ============

5.   ACCOUNTS PAYABLE - RELATED PARTY

     This amount is with respect to inventory purchases from a company in which a shareholder has a financial interest. These purchases amounted to $ Nil (1997 - $ Nil; 1996 - $117,845).


6.   NOTES PAYABLE

     The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. No renegotiations have been initiated between the Company and its note holders. Consequently, the total amount due, including accrued interest and the additional accrued 5% penalty interest and principal, has been reflected as a current liability.

                                                           1998                              1997
                                              -----------------------------     -------------------------------
                                              U.S. Dollars     Cdn. Dollars      U.S. Dollars      Cdn. Dollars
             Principal                        $   315,000      $   481,950       $   315,000      $   448,497
             Accrued Interest                     141,750          216,877            74,053          105,437
                                              -----------      -----------       -----------      -----------

                                              $   456,750      $   698,827       $   389,053      $   553,934
                                              ===========      ===========       ===========      ===========

     These notes payable and accrued interest are secured by a general security agreement over all the assets of the Company.

7.    CAPITAL STOCK

      (A)Share Capital

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

         The directors have authorized 875,000 class "A" preference shares, series 1, of which 805,000 are issued, each of which is convertible into 0.048 common shares.

         The directors have authorized an unlimited number of class "A" preference shares, series 2 of which 466,941 shares were issued on May 19, 1994 for a cash consideration of $2,779,413, each of which is convertible commencing November 13, 1995, into 0.24 common shares;

(ii) Effective July, 1998, the shareholders have authorized an unlimited number of class "B" preference shares. These shares are non-voting, redeemable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued;

(iii) Effective July, 1998, the shareholders have authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid; and

(iv)     Common shares

      (B)   Capital Stock

                                                                                COMMON SHARES
                                                       --------------------------------------------------------------------
                                                                   1998                                   1997
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                       ---------------  ---------------      -------------    -------------
            Balance - Beginning of Year                   266,629,785      $  2,183,961         16,629,785     $  1,851,461
            Add - Shares Issued During Year                         -                 -        250,000,000          332,500
                                                       --------------   ---------------      -------------    -------------
                                                          266,629,785         2,183,961        266,629,785        2,183,961
            Less - Reverse Stock Split
                       of 250:1                           265,563,234                 -                  -                -
                                                       --------------   ---------------      -------------    -------------

            Balance - End of Year                           1,066,551      $  2,183,961        266,629,785     $  2,183,961
                                                       ==============   ===============      =============    =============

            During the 1997 fiscal year, the Company issued 250,000,000 common shares for a total cash consideration of $350,000 less issuance costs of $17,500. On July 14, 1998, the Company effected a 250 for 1 reverse stock split. To effect the reverse stock split, the Company's outstanding shares were decreased from 266,662,985 common shares to 1,066,551 common shares.

                                                                                CLASS "C" COMMON SHARES
                                                       -----------------------------------------------------------------
                                                                       1998                                1997
                                                       -------------------------------            ----------------------
                                                            Number of        Number of
                                                             Shares           Amount              Shares          Amount
                                                       --------------   ---------------           ------          ------
            Balance - Beginning of Year                             -     $           -
            Add - Shares Issued During Year                    50,000            50,000
                                                       --------------   ---------------

            Balance - End of Year                              50,000     $      50,000             Nil             $ Nil
                                                       ==============   ===============             ===             =====

           The Company issued 50,000 class "C" common shares on September 1, 1998, for a total consideration of $50,000. The Company intends to use the proceeds for working capital.

      (C)  Stock Options and Warrants to Purchase Common Shares
           The Company has issued various stock options for common shares of the Company's capital stock. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding ten years The options are allocated as follows:

                                                                                                      NUMBER OF SHARES
                                                                                              -----------------------------
                                                                                                    1998             1997
                                                                                                    ----             ----
            Balance - Beginning of Year                                                          3,475,000        3,625,000
            Less - Reverse Stock Split 250:1                                                     3,461,100                -
                                                                                              ------------     ------------
                                                                                                    13,900        3,625,000
            Less - Options and Warrants Expired During Year                                            100          150,000
                                                                                              ------------     ------------

            Balance - End of Year                                                                   13,800        3,475,000
                                                                                              ============     ============

            The options and warrants granted and outstanding as at November 30, 1998 are as follows:

                           Common Shares
                           Under Option
                            or Subject
                           to Warrants                   Exercise Price                   Expiry Date
                           -----------                   --------------                   -----------
                                    100                   Cdn. $ 375.00                         1999
                                    100                   U.S. $ 375.00                         2000
                                  4,800                   U.S. $   2.50                         2000
                                  4,800                   U.S. $  50.00                         2000
                                  4,000                   U.S. $  62.50                         2002
                           ------------

                                 13,800
                           ============


(D)   Subsequent Event
           Subsequent to the balance sheet date, the Company issued 105,000 common stock options, pursuant to a new option plan approved by the shareholders in July 1998. The stock option plan provides for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 105,000 stock options have been issued at an option price of US $0.25 per stock option. The stock options are not yet registered under the regulations of the Securities Exchange Commission.

8.    DIVIDENDS

      (a)   Class "A" Preference Shares, Series 1

            The holders of the class "A" preference shares, series 1, are entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable annually in cash or common shares at the discretion of the directors.

            The Company does not anticipate that any dividends will be declared and payable on the preference shares in the foreseeable future.

            The dividends payable, but not yet declared by the Company are as follows:

                                        PERIOD ENDED          U.S. AMOUNT                CDN. AMOUNT
                                        ------------          -----------                -----------
                                     December 1, 1993          $   120,750                $   184,747
                                     December 1, 1994              483,000                    738,990
                                     December 1, 1995              483,000                    738,990
                                     December 1, 1996              483,000                    738,990
                                     December 1, 1997              483,000                    738,990
                                     December 1, 1998              483,000                    738,990
                                                               -----------                -----------

                                                               $ 2,535,750                $ 3,879,697
                                                               ===========                ===========

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

            The Company does not anticipate that any dividends will be declared and payable on the preference shares in the foreseeable future.

            The dividends payable, but not yet declared by the Company are as follows:

                                       PERIOD ENDED             U.S. AMOUNT                CDN. AMOUNT
                                       ------------             -----------                -----------
                                     December 1, 1994          $   140,082                $   214,325
                                     December 1, 1995              280,165                    428,652
                                     December 1, 1996              280,165                    428,652
                                     December 1, 1997              280,165                    428,652
                                     December 1, 1998              280,165                    428,652
                                                               -----------                -----------

                                                               $ 1,260,742                $ 1,928,933
                                                               ===========                ===========

9.    SEGMENTED INFORMATION

      The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

      Operations and identifiable assets by geographic segments are as follows:

                                                                                  1998              1997             1996
                                                                                  ----              ----             ----
      DOMESTIC SALES                              - CANADA                   $    54,901      $     60,046      $    41,379
      INTERNATIONAL EXPORT SALES:
                                                  - U.S.A.                     1,083,681           857,357        1,668,104
      EUROPEAN ECONOMIC COMMUNITY                                                 35,655             3,178          729,600
      OTHER                                                                       23,402            72,943          117,467
                                                                             -----------      ------------      -----------

                                                                             $ 1,197,639      $    993,524      $ 2,556,550
                                                                             ===========      ============      ===========

      All significant identifiable assets and amortization relate to assets situated in Canada.

10.   COMMITMENTS AND CONTINGENT LIABILITIES

      (a)   Management Services Agreement

            The Company entered into a five year agreement in 1994 with The Merrick Group Limited and Mr. Simon Meredith to provide management services as President and Chief Operating Officer of the Company at a maximum monthly fee of $10,000 Cdn.

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

      (b)   Lease Obligations

            Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

                           FISCAL YEAR ENDING                                              AMOUNT
                           ------------------                                              ------
                                   1999.............................................$     58,340
                                   2000..............................................     58,340
                                   2001..............................................     58,340
                                   2002..............................................     64,174
                                   2003..............................................     64,174
                                   2004..............................................     10,695


11. RECONCILIATION BETWEEN CANADIAN AND UNITED STATED GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

      The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

      The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                                             1998                               1997                       1996
                                ----------------------------      ---------------------------  -----------------------------
                                 Canadian          U.S.            Canadian          U.S.         Canadian            U.S.
                                 G.A.A.P.        G.A.A.P.          G.A.A.P.        G.A.A.P.        G.A.A.P.         G.A.A.P.
                                 --------        --------          --------        --------        --------         --------
      (A)  BALANCE SHEET:

              Capital Stock
                  Issued        $  8,721,398    $ 10,762,941     $  8,671,398    $ 10,712,941    $  8,338,898    $ 10,380,441
                                ============    ============     ============    ============    ============    ============

              Accumulated
                  Deficit       $(21,274,691)   $(23,322,449)    $(18,512,961)   $(20,560,719)   $(17,781,250)   $(19,829,008)
                                ============    ============     ============    ============    ============    ============

      (B)   STATEMENT OF LOSS:

                                                                                     1998                1997            1996
                                                                                     ----                ----            ----
           Net Loss per Common Share under U.S. G.A.A.P.                              $(2.59)           $(4.88)       $(6.56)
                                                                                       =====             =====           ===

      (C)  WEIGHTED AVERAGE NUMBER OF SHARES
              - U.S. G.A.A.P. [Note 11(e)]                                          1,066,551         149,852          66,519
                                                                                  ===========       =========     ===========

      (D)  WEIGHTED AVERAGE NUMBER OF SHARES
              - CANADIAN G.A.A.P.                                                   1,066,551       1,066,551          66,519
                                                                                  ===========     ===========     ===========

      (E) Opinion 15 of the Accounting Principles Board requires that for U.S. G.A.A.P. purposes the Company follow the "Treasury Stock Method" in determining the weighted average number of shares. This method could result in a difference in the weighted average number of shares as determined in accordance with Canadian G.A.A.P.

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

           As the Company is in a loss position, the weighted average number shares for U.S. G.A.A.P. purposes does not take in to account the potential conversion of the preference shares or the stock options, as the effect would be anti-dilutive.

      (F)  Earnings per Share

           Earnings per share have been calculated recognizing the new sub-division of share capital as a result of the July 14, 1998 reverse split as though it had occurred at the beginning of the year.

           The earnings per share of the preceding years have also been adjusted to reflect the change retroactively.

           The weighted average number of shares outstanding for the current and prior years have been adjusted to reflect this sub-division of shares retroactively.

           As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.


12.   INCOME TAXES

      There are no current or deferred income taxes payable in Canada or the United States.

      The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $7,079,031 (1997 - $8,752,000) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

      These losses expire as follows:

                      YEAR                            CANADIAN                U.S.                     TOTAL
                      ----                            --------                ----                     -----
                      1999........................... $   976,000       $        -                 $    976,000
                      2000............................  2,230,000                -                    2,230,000
                      2001............................    302,000                -                      302,000
                      2002............................    717,000          400,000                    1,117,000
                      2003............................          -        1,530,000                    1,530,000
                      2004............................    924,031                -                      924,031
                      2005............................    395,462                -                      395,462
                                                      -----------      -----------                -------------

                                                      $ 5,544,493      $ 1,930,000                  $ 7,474,493
                                                      ===========      ===========                =============

13.   FUTURE OPERATIONS

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern, is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the financial statements which is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.


14.   MAJOR CUSTOMER

      Sales to specific major customers of the Company were as follows:

                                                                          1998                               1997
                                                              ----------------------------        ---------------------------
                                                                               Percentage                         Percentage
                                                              Percentage       of Accounts        Percentage      of Accounts
                                                              of Sales         Receivable         of Sales        Receivable
                                                              --------         ----------         --------        ----------
      SALES THROUGH ONE RETAIL
           COMPANY (U.S.) [1997 - TWO]                         28                32                38               79
                                                               ==                ==                ==               ==

      SALES THROUGH ONE ART
           PUBLISHING AGENT (U.S.)                             50                41                27                -
                                                               ==                ==                ==

15.   COMPARATIVE FIGURES

      Certain comparative figures have been reclassified and restated, where necessary, to conform with the presentation adopted for 1998.

16.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

      The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and, if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

     PART III

     Item  9.   Not applicable.

     Item 10.  Directors and Executive Officers of the Registrant.

     On July 14, 1998, the Company held a Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Scarr, Michel van Herreweghe, Francoise Jacquel and Roger Kirby.

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

     Roger Scarr is President of Zynex Corporation from 1989 to August 1997. He is also President of HR Capital from 1995 to date.

     Michel van Herreweghe is Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to present; Director Commonwealth Asset Managers Limited (Bahamas) 1994 to June 1997. He was appointed State of Florida Commissioner of Deeds 1994 to March 1998; Director Creditanstalt Bank of Switzerland, A.G. 1996 to present.

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

                                                    (In Canadian Dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
                                                                                      Compensation
                                     Annual Compensation                              Awards
       Name and                      Year Salary   Bonus    Other Annual    Restricted     Securities   All
       --------                      ---- -------  ------   ------------    ----------     ----------   ---
       Principal Position                 ($)      ($)      Compensation    Stock          Underlying   Other
       ------------------                 ---      ---      -------------   -----          ----------   -----
                                                            ($)             Awards ($)     Options (#)  Compensation ($)
                                                            ---             ----------     -----------  ----------------
       Simon Meredith                1998    --       --      85,000(1)          --            --                  --
       President                     1997    --       --      75,000(1)          --            --                  --
                                     1996    --       --     120,000(1)          --            --                  --
       Roger Scarr                    --     --       --          --             --            --                  --
       Michel van Herreweghe          --     --       --          --             --            --                  --
       Francoise Jacquel              --     --       --          --             --            --                  --
       Roger Kirby                    --     --       --          --             --            --                  --

     (1) Represents the fees paid in Canadian dollars to a consulting company owned by Mr. Meredith. See "Employment and Consulting Agreements.

     Employment and Consulting Agreements
     In November 1994, the Company entered into a five-year consulting agreement with The Merrick Group Limited, a company beneficially owned by Simon Meredith. Under the terms of the contract, Mr. Meredith provides management services to the Company for up to 100 hours per month as President and Chief Operating Officer.

     On October 1, 1997, the Company signed a one-year consulting agreement with Creative Enterprises Inc. (hereinafter referred to as the "Consultant"). The Consultant is to provide consulting services in foreign countries excluding Canada, including international managerial services, distribution, sales and promotion, contract negotiations, financial services, advertising and such other consulting services in the international forum from time to time as agreed upon. In consideration for the services rendered by the Consultant the Company paid a retainer to the Consultant of US$105,000. A further consulting fee was paid December 18, 1997, of US$35,000 for a total of US$140,000. Either party may terminate the Agreement by giving the party ninety (90) days written notice.

     Stock Options

     In July 1998, a Stock Option Plan (the "Plan") was approved by the Shareholders. The Plan was designed to provide an added incentive for effective service and performance to participating key employees (including officers) and directors of the Company by affording them an opportunity to increase their proprietary interest in the Company's success through increased stock ownership.

     The maximum number of Common Shares for which options may be granted under the Plan is 10% of the total common shares outstanding (subject to adjustment in the event of a stock dividend, stock split or other change in corporate structure).

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

     The Board of Directors or the Committee determines the option price per share with respect to each option and fixes the period of each option, but in no event may the option period be longer than 10 years. Options granted under the Plan are nontransferable. No options were granted in fiscal 1998. Subsequent to the year-end, pursuant to the option plan, subject to and conditional upon any necessary regulatory approval or ruling, the Company authorized the issue of up to 105,000 stock options to employees, officers and directors. The number of options that may be granted to anyone is subject to the approval of the Board of Directors. To date, no stock options have been granted to any employee, officer or director. The options commence December 1, 1998 and expire December 1, 2004, and at the option exercise price of $US 0.25 per share.


     Aggregate Option/SAR Exercises In Last Fiscal Year And Fiscal Year-End Option/SAR Values

     None.

     Item 12.  Security Ownership of Certain Beneficial Owners and Management.

     No one shareholder, including directors, officers and employees own more than 5% of the common shares.

     Item 13.  Certain Relationships and Related Transactions.

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

     SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused to be signed on its behalf by the undersigned thereunto duly authorized.


     A.R.T INTERNATIONAL INC.

     Pursuant to the requirements of the Securities Act of 1933, as amended, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.



/s/
---------------------
Michel van Herreweghe         Chairman of the Board        Date 28 Feb. 1999

/s/
---------------------
Simon P. Meredith             President                    Date 28 Feb. 1999