Form 10-Q/A
period 1998-08-31
A R T INTERNATIONAL INC
filed 1999-04-07
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q
                                AMENDMENT NO. 1


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


Indicate by check mark whether the registrant: (1) has filled all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and, (2) has been subject to such filing requirements for the past 90 days.


YES _x_ NO __

PART I

Notes to the Financial Statements

              14. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information-using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

         Item 2.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS


              Year 2000 Compliance Readiness.

              The Company is fully aware of the Year 2000 problem. A project was setup within the Company in January 1999, staffed by senior members of the Company. At February 28, 1999, the Company had completed testing of its primary production and internal office systems, which were confirmed as being Year 2000 compliant. Some non-key reporting and administration systems are not Year 2000 compliant and the Company is determining a capital budget to purchase replacement systems where necessary. The Company intends to seek assurances from critical suppliers, that they too are Year 2000 compliant and where possible the Company will integrate a test of such suppliers' compliance. The Company is confident that its production capabilities to supply its products will not be adversely affected by the Year 2000 issue, and if critical suppliers are determined to be non-compliant or are not forthcoming the Company believes it can find alternative suppliers.

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         A.R.T. INTERNATIONAL INC.

         Dated: April 7, 1999

         /s/ Michel van Herreweghe
         -------------------------------------
         By: Michel van Herreweghe
         Chairman




         /s/ Simon Meredith
         -------------------------------------
         By: Simon Meredith
         President