Form 10-Q
period 1999-02-28
A R T INTERNATIONAL INC
filed 1999-04-07
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 1999
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

                                   98-0082514

                 5-7100 Warden Avenue, Markham, Ontario, L3R 8B5

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


              YES _X_ NO__

              Indicate the number of shares outstanding of each of the issuer's classes of common stock:

              Common Shares outstanding as at February 28, 1999: 1,066,551

                            A.R.T. INTERNATIONAL INC.
                                INDEX TO QUARTERLY
                                   REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                February 28, 1999

              PART I                                                                            PAGE [S]
              Balance sheets:
                  As at February 28, 1999, and November 30, 1998                                    3-4

              Statements of Accumulated Deficit                                                       5
                  For the three months ended February 28, 1999
                  For the three months ended February 28, 1998

              Statements of Loss                                                                      6
              For the three months ended February 28, 1999
              For the three months ended February 28, 1998

              Statements of Cash Flow                                                                 7
                  For the three months ended February 28, 1999
                  For the three months ended February 28, 1998

              Notes to Financial Statements                                                        8-15
              Item 2.
                  Management's discussions and analysis of financial
                  condition and results of operations.                                            16-18

              PART II
              SIGNATURES                                                                             19



              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)


              ASSETS

                                                                        3 Months Ended                12 Months Ended
                                                                       February 28,1999                 Nov.30, 1998
                                                                         (Unaudited)                      (Audited)
                                                                                                           (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT ASSETS
              Cash                                                          $  98,369                      $ 110,873
              Accounts receivable                                             139,668                        147,513
              Inventory (Notes 2(a)and 3)                                     183,990                        187,319
              Prepaid expenses and deposits                                    17,044                          7,905
              ------------------------------------------------------------------------------------------------------
                                                                              439,071                        453,610
              CAPITAL ASSETS
              Equipment, furniture & fixtures                                 676,530                        676,530
              Molds                                                           318,100                        318,100
              Leasehold improvements                                          288,958                        288,958
              ------------------------------------------------------------------------------------------------------
                                                                            1,283,588                      1,283,588
              Less: Accumulated depreciation                                1,217,022                      1,209,232
              ------------------------------------------------------------------------------------------------------
                                                                               66,566                         74,356

              Patents                                                       3,931,051                      3,931,051
              Art reproduction rights                                         441,875                        441,875
              ------------------------------------------------------------------------------------------------------
                                                                            4,372,926                      4,372,926
              Less: Accumulated amortization                                4,372,925                      4,372,925
              ------------------------------------------------------------------------------------------------------
                                                                                    1                              1
              OTHER
              Inventories (Notes 2(a) and 3)                                   20,000                         20,083
              ------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                   $525,638                       $548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.




              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                        3 Months Ended                 12 Months Ended
                                                                       February 28,1999                 Nov.30, 1998
                                                                         (Unaudited)                       (Audited)
                                                                                                           (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT LIABILITIES
              Accounts payable and
               accrued liabilities                                       $    613,503                   $    627,516
              Current portion of long-term debt                               700,670                        698,827
              ------------------------------------------------------------------------------------------------------
                                                                            1,314,174                      1,326,343
              ------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                             1,314,174                      1,326,343

              CAPITAL STOCK (Note 5)

              Preference shares Series 1                                    3,701,809                      3,701,809
              Series 2                                                      2,785,628                      2,785,628
              Class C Common                                                   50,000                         50,000
              Common shares                                                 2,183,961                      2,183,961
              ------------------------------------------------------------------------------------------------------
                                                                            8,671,398                      8,671,398
              CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
              DEFICIT                                                     (21,284,933)                   (21,274,691)
              ------------------------------------------------------------------------------------------------------
                                                                             (788,535)                      (778,293)
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                        $  525,638                   $    548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF ACCUMULATED DEFICIT
              (IN CANADIAN DOLLARS)



                                                                     3 Months Ended                  3 Months Ended
                                                                    February 28, 1999              February 28, 1998
                                                                       (Unaudited)                     (Unaudited)
              -------------------------------------------------------------------------------------------------------
              Deficit - beginning of period                              $(21,274,691)                  $(18,512,961)
              Add - net loss                                                  (10,242)                      (262,341)
              -------------------------------------------------------------------------------------------------------

              Deficit - end of period                                    $(21,284,933)                 $ (18,775,302)
              =======================================================================================================

   The accompanying notes form an integral part of these financial statements.

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF LOSS
              (IN CANADIAN DOLLARS)


                                                                           3 Months Ended            3 Months Ended
                                                                          February 28, 1999         February 28,1998
                                                                             (Unaudited)                Unaudited)
              ------------------------------------------------------------------------------------------------------
              SALES                                                          $426,369                       $161,753
              COST OF GOODS SOLD                                              237,301                        182,203
              ------------------------------------------------------------------------------------------------------

              GROSS PROFIT (LOSS)                                             189,067                        (20,450)

              OPERATING EXPENSES
              Selling general & administrative                                106,591                        152,838
              ------------------------------------------------------------------------------------------------------

              Operating income/(loss)                                          82,477                       (173,288)

              OTHER EXPENSES
              Amortization of patents                                               0                         63,000
              Note interest                                                    17,719                         13,053
              Other expenses                                                   75,000                         13,000
              ------------------------------------------------------------------------------------------------------
              TOTAL OTHER EXPENSES                                             92,719                         89,053
              ------------------------------------------------------------------------------------------------------

              NET INCOME (LOSS)                                             $ (10,242)                     $(262,341)
              ======================================================================================================

              NET LOSS PER COMMON SHARE                                         $0.01                          $0.25
              ------------------------------------------------------------------------------------------------------

              WEIGHTED AVE. NUMBER
               OF COMMON SHARES                                             1,066,551                      1,066,551
              ------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF CASH FLOW
              (IN CANADIAN DOLLARS)

                                                                          3 Months Ended              3 Months Ended
                                                                        February 28, 1999            February 28, 1998
                                                                           (Unaudited)                   (Unaudited)
              -------------------------------------------------------------------------------------------------------
              Cash was provided by (applied to):
              OPERATING ACTIVITIES
                 Net loss for period                                       $  (10,242)                   $  (262,341)
                 Add: Items not requiring an
                 outlay of cash
                 Amortization                                                       0                         63,000
                 Depreciation                                                   7,789                         14,091
              -------------------------------------------------------------------------------------------------------
                                                                               (2,453)                      (185,250)

              Accounts receivable                                               7,845                         52,846
              Inventories - current & long-term                                 3,412                         11,986
              Prepaid expenses and deposits                                    (9,138)                       (10,903)
              Accounts payable and accrued liabilities                        (14,013)                        19,976
              Accounts payable - related party                                      0                             (3)
              Customer deposits                                                     0                        (11,200)
              -------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               operating activities                                           (14,347)                      (123,334)

              INVESTMENT ACTIVITIES
                  Acquisition of capital assets
                  and art reproduction rights                                       0                         (2,890)
              -------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               investment activities                                                0                         (2,890)

              FINANCING ACTIVITIES
              Notes payable                                                     1,843                         10,270
              -------------------------------------------------------------------------------------------------------

              Cash provided by (used by) financing activities                   1,843                         10,270
              -------------------------------------------------------------------------------------------------------

              INCREASE/(DECREASE) IN CASH                                     (12,504)                      (115,954)
              CASH, beginning of period                                       110,873                        185,370
              -------------------------------------------------------------------------------------------------------
              CASH, end of period                                           $  98,369                      $  69,416
              =======================================================================================================

              SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION
              Interest paid in period                                              $0                             $0
              -------------------------------------------------------------------------------------------------------

              Income taxes paid in period                                          $0                             $0
              -------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

              A.R.T. INTERNATIONAL INC.
              NOTES TO FINANCIAL STATEMENTS
              February 28, 1999

              (IN CANADIAN DOLLARS)

              1. INCORPORATION AND OPERATIONS
              The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
              The un-audited financial statements of the Company for the periods ended February 28, 1999, and February 28, 1998, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at February 28, 1999, and November 30, 1998, and the results of their operations and cash flows for the periods ended February 28, 1999, and February 28, 1998, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

              (b) Capital Assets

              Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

              Equipment, Furniture and Fixtures -- 20 % declining balance. Leasehold Improvements -- Straight-line over the term of the lease.

              Molds are recorded at cost and are amortized on the units-of-production basis, which is sufficient to substantially amortize the cost of the molds over their estimated useful lives.

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

              (d) Management Representations

              In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 28, 1999 and November 30, 1998 and the results of operations, changes in financial position and related note disclosures for the period ended February 28, 1999 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

              3.INVENTORIES

              Inventories consist of the following:

                                             February 28, 1999                                     November 30, 1998
                                 -----------------------------------------------   -------------------------------------------
                                                                   Provision for                                 Provision for
                                                                   Obsolete and                                  Obsolete and
                                     Gross       Slow-Moving            Net           Gross       Slow-Moving          Net
                                     Amount         Amount         Inventories        Amount        Amount        Inventories
                                     ------         ------         -----------        ------        ------        -----------
              Finished Goods        $ 80,489     $    (2,946)      $   77,543      $   81,058      $   (2,946)      $  78,112
              Work-in-Process        854,046        (805,053)          48,993         855,756        (805,053)         50,703
              Raw Materials           77,454               -           77,454          78,587           -              78,587
                                 -----------     -----------       ----------      ----------     -----------       ---------
                                 $ 1,011,989     $  (807,999)      $  203,990      $1,015,401     $  (807,999)      $ 207,402
                                 ===========     ===========       ==========      ==========     ===========       =========
              Current Portion .....................................$  183,990.......................................$ 187,319
              Non-current Portion...............................       20,000....................................      20,083
                                                                   ----------                                       ---------
                                                                   $  203,990                                       $ 207,402
                                                                   ==========                                       =========

              4.     NOTES PAYABLE

              The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. No renegotiations have been initiated between the Company and its note holders. Consequently, the total amount due, including accrued interest and the additional accrued 5% penalty interest and principal, has been reflected as a current liability.

                                                               1999                               1998
                                                 -------------------------------    -------------------------------
                                                 U.S. Dollars       Cdn. Dollars     U.S. Dollars      Cdn. Dollars
                                                 ------------       ------------     ------------      ------------
              Principal                           $   315,000       $  466,074        $  315,000         $  481,950
              Accrued Interest                        153,714          123,596           141,750            216,877
                                                  -----------       ----------        ----------         ----------

                                                  $   468,714       $  700,670        $  456,750         $  698,827
                                                  ===========       ==========        ==========         ==========

              These notes payable and accrued interest are secured by a general security agreement over all the assets of the Company.

              5. CAPITAL STOCK

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

              (ii) Class "B" preference shares

              Effective July 1998, the shareholders have authorized an unlimited number of class "B" preference shares. These shares are non-voting, redeemable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued;

              (iii) Class "C" common share

              Effective July 1998, the shareholders have authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid; and

              (iv) Common shares.

              (b) Capital stock.

                                                                                   COMMON SHARES
                                                          -----------------------------------------------------------------
                                                                      1999                                1998
                                                          -----------------------------------------------------------------
                                                           Number of                             Number of
                                                             Shares          Amount               Shares            Amount
                                                             ------          ------               ------            ------
              Balance - Beginning of Year                   1,066,551       $ 2,183,961        266,629,785      $ 2,183,961
              Add - Shares Issued During Year                       0                 0                  0                0
              -------------------------------------------------------------------------------------------------------------
                                                            1,066,551         2,183,961        266,629,785        2,183,961
              Less - Reverse Stock Split
               of 250:1                                             0                 0        265,563,234                0
              -------------------------------------------------------------------------------------------------------------

              Balance - End of Year                         1,066,551       $ 2,183,961          1,066,551      $ 2,183,961
              =============================================================================================================

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

                                                                                           Number of
                                                                                             shares
                                                                       ---------------------------------------------
                                                                       Feb. 28, 1999                   Nov. 30, 1998
                                                                       -------------                   -------------
              Bal. - beginning of period                                       13,800                      3,625,000
              Less - reverse stock split                                            0                      3,461,100
              Less - options and warrants expired                                   0                            100
                                                                       --------------                  -------------
              Balance of options and warrants                                  13,800                         13,800
                                                                       ==============                  =============

              The options and warrants granted and outstanding as at February 28, 1999 are as follows:

                                    Common shares
                                    under options
                                     or subject
                                     to warrants                Exercise price              Expiry date
                                     -----------                --------------              -----------
                                               100                 $US 375.00                    1999
                                               100                 $US 375.00                    2000
                                             4,800                 $US   2.50                    2000
                                             4,800                 $US  50.00                    2000
                                             4,800                 $US  62.50                    2002
                                           105,000                 $US   0.25                    2004
                                           -------
                                           118,800
                                           =======

              6. DIVIDENDS

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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                     ------------                ----------
                                 December 1, 1993                  $120,750
                                 December 1, 1994                   483,000
                                 December 1, 1995                   483,000
                                 December 1, 1996                   483,000
                                 December 1, 1997                   483,000
                                 December 1, 1998                   483,000
                                 February 28, 1999                  120,750
                                                                -----------
                     Total                                       $2,656,500
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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                     ------------                ----------
                                 December 1, 1994                  $140,082
                                 December 1, 1995                   280,164
                                 December 1, 1996                   280,164
                                 December 1, 1997                   280,164
                                 December 1, 1998                   280,164
                                February 28, 1999                    70,041
                                                                 ----------
                                            Total                 1,330,779
                                                                 ==========

              7. COMMITMENTS AND CONTINGENT LIABILITIES

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

              (b) Lease obligations

              Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $54,000 annually until January 31, 2001, and thereafter approximately $64,000 annually until January 31, 2003.

              8. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

              The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian
              GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

              The effect of such differences on the Company's balance sheet and statement of loss is as follows:

              (a) Balance sheet:

                                                         February 28, 1998                       November 30, 1998
                                                         -----------------                       -----------------
                                                  Canadian                U.S.             Canadian              U.S.
                                                    GAAP                  GAAP              GAAP                 GAAP
                                                    ----                  ----              ----                 ----
              Capital stock issued                $  8,721,398          $ 10,762,941     $  8,721,398      $ 10,762,941
              ---------------------------------------------------------------------------------------------------------

              Accumulated Deficit                  (21,284,933)          (23,332,691)     (21,274,691)      (23,322,449)
              ----------------------------------------------------------------------------------------------------------

              (b) Statement of Loss:

                                                  February 28, 1999                   February 28, 1998
                                                  -----------------                   -----------------
              Net loss under Canadian
               & U.S. GAAP                            $(10,242)                             $(262,341)
              Net loss per common
               share under
               U.S. & Canadian GAAP                     $(0.01)                                $(0.25)
              Weighted average number
               of shares U.S. & Cdn GAAP             1,066,551                              1,066,551

              9. INCOME TAXES

              There is no current or deferred income taxes payable in Canada or the United States.

              The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $7,079,031 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

              These losses, as expressed in Canadian dollars expire as follows:

              Year                 Canadian                      U.S.                            Total
              -------------------------------------------------------------------------------------------
              1998                   976,000                          0                           976,000
              1999                 2,313,000                          0                         2,313,000
              2000                 1,993,000                          0                         1,993,000
              2001                   302,000                          0                           302,000
              2002                   717,000                    400,000                         1,117,000
              2003                         0                  1,530,000                         1,530,000
              2004                   924,031                          0                           924,031
              2005                   395,462                          0                           395,462
              -------------------------------------------------------------------------------------------
                                  $5,544,493                 $1,930,000                        $7,474,493
              ===========================================================================================

              10. FUTURE OPERATIONS

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

              11. RECLASSIFICATION

              Certain figures with respect to the three-month period ended February 28, 1998 have been reclassified to conform with the presentation adopted for the three-month period ended February 28, 1999.

              12. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

         The Company recorded a net loss of $10,242 for the three month period ended February 28, 1999, which was an improvement to the net loss of $262,341 for the same period in 1998.

         Sales revenues at $426,369 for the period of three months ended February 28, 1999, were also an improvement over fiscal 1998, at $161,753.

         The Company reported a gross profit of $189,067 for the first quarter in fiscal 1999, which was attributable to the higher revenues and lower fixed costs in the cost of sales. In the comparable quarter of 1998 the Company reported a gross loss, resulting from the lower sales revenues for that period.

         In 1998, higher expenses contributed to a net loss of $262,341 compared to the net loss in 1999 of $10,242. The higher expenses, in 1998, are attributable to increased consulting fees and amortization charges on the Company's patents of approximately $120,000 in aggregate. In the first quarter of 1999, there were no consulting fees or amortization; however, the Company has recorded a bad debt provision of $75,000 against accounts receivable and operating income. The Company booked the bad debt provision against accounts receivable from its largest customer, who is experiencing significant cash flow problems and has had its credit rating down-graded by Dun and Bradstreet.

         Operating cash flow for the first three months was negative at $14,347, but an improvement compared to the same period in 1998, when the Company recorded a negative cash flow of $123,334. The Company's working capital balance remained negative at $875,103, as at February 28, 1999 compared to negative working capital of $872,733 at year-end November 30, 1998.

         There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

         Sales

         The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the three months ended February 28, 1999, the Company recorded sales to its two main retail and publishing customers of $94,024 and 253,619 respectively, which represents 81% of its total sales revenues in that period.

         Subsequent to the quarter end, the Company has not received any orders from Greenwich Publishing. In addition, Greenwich has informed the Company that it is experiencing significant cash flow problems and, as a result, is unable to pay $75,000 owed to the Company from the first quarter sales.

         Owing to the Company's inability to finance new initiatives, or to attend trade shows, or to hire dedicated sales personnel to sell to its markets, the Company continues to achieve limited success in developing new opportunities, with new or existing customers and markets.

         The Company believes that the Artagraph process is very price-competitive with other known canvas-textured products that are available in the market today. This is in major part due to the Company's new contract pricing and ordering policies. The customers can now initiate an Artagraph reproduction order for approximately 20% [or approximately $10,000] of the previous initial financial commitment. Further investment in additional manufacture of Artagraph reproductions for customers under this new program is directly tied to actual advance sales.

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

         The Company's success in the marketplace will depend upon raising addition capital, creating greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.

         Gross Profit

         The Company reported a gross profit of $189,067 in the first quarter of 1999. This was an improvement over the previous fiscal year and is mainly attributable to the higher sales revenues.


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

         During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. There is a limited market for the Company's shares.

         The Company has not declared and paid dividends on its class A preference shares series one since May 1994. In addition, the Company has never declared and paid any dividends on its class A preference shares series two. Except for the first year of dividends on the series two shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of November 30, 1998, the Company had total dividends payable, but not yet declared of US$2,656,500 and US$1,330,779 on its series one and two class A preference shares respectively. If these dividends were paid in common shares, the potential dilution to the common shares, based on the recent average trade price of US$3.125 would be approximately 1.275 million shares. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

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

         Item (3) Default under Senior Securities:

                  (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1998, and incorporated herein by reference.

                  (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended February 28, 1999, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         A.R.T. INTERNATIONAL INC.

         Dated: April 1, 1999

         /s/ Michel van Herreweghe
         -------------------------------------
         By: Michel van Herreweghe
         Chairman




         /s/ Simon Meredith
         -------------------------------------
         By: Simon Meredith
         President