Form 10-Q
period 1999-05-31
A R T INTERNATIONAL INC
filed 1999-06-25
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 1999
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

                                   98-0082514

                 5-7100 Warden Avenue, Markham, Ontario, L3R 5M7

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

              Common Shares outstanding as at May 31, 1999: 1,086,551

                            A.R.T. INTERNATIONAL INC.
            INDEX TOQUARTERLY REPORT ONFORM 10-QFOR THE QUARTER ENDED
                                  May 31, 1999


              PART I                                                                            PAGE [S]
              Balance sheets:
                  As at May 31, 1999, and November 30, 1998                                         3-4

              Statements of Accumulated Deficit                                                      5
                  For the Six months ended May 31, 1999
                  For the Six months ended May 31, 1998

              Statements of Loss                                                                     6
                  For the Three months ended May 31, 1999
                  For the Three months ended May 31, 1998
                  For the Six months ended May 31, 1999
                  For the Six months ended May 31, 1998

              Statements of Cash Flow                                                                7
                  For the Six months ended May 31, 1999
                  For the Six months ended May 31, 1998

              Notes to Financial Statements                                                         8-14

              Item 2.
                  Management's discussions and analysis of financial
                  condition and results of operations.                                             15-17

              PART II
                           SIGNATURES                                                               18


              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)

              ASSETS

                                                                      6 Months Ended                 12 Months Ended
                                                                        May 31,1999                   Nov.30, 1998
                                                                        (Unaudited)                      (Audited)
                                                                                                          (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT ASSETS
              Cash                                                          $  57,973                      $ 110,873
              Accounts receivable (Note 3)                                     88,243                        147,513
              Inventory (Notes 2(a) and 4)                                    183,990                        187,319
              Prepaid expenses and deposits                                    16,837                          7,905
              ------------------------------------------------------------------------------------------------------
                                                                              347,043                        453,610
              CAPITAL ASSETS
              Equipment, furniture & fixtures                                 676,530                        676,530
              Molds                                                           318,100                        318,100
              Leasehold improvements                                          288,958                        288,958
              ------------------------------------------------------------------------------------------------------
                                                                            1,283,588                      1,283,588
              Less: Accumulated depreciation                                1,226,682                      1,209,232
              ------------------------------------------------------------------------------------------------------
                                                                               56,906                         74,356

              Patents                                                       3,931,051                      3,931,051
              Art reproduction rights                                         441,875                        441,875
                                                                            4,372,926                      4,372,926
              Less: Accumulated amortization                                4,372,925                      4,372,925
              ------------------------------------------------------------------------------------------------------
                                                                                    1                              1
              OTHER
              Inventories (Notes 2(a) and 4)                                   20,000                         20,083
              ------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                  $ 425,950                      $ 548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.

              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)

              LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                      6 Months Ended                   12 Months Ended
                                                                        May 31,1999                     Nov.30, 1998
                                                                        (Unaudited)                        (Audited)
                                                                                                           (Note 2)
              -------------------------------------------------------------------------------------------------------
              CURRENT LIABILITIES
              Accounts payable and
               accrued liabilities                                       $    594,472                   $    627,516
              Current portion of long-term debt                               721,025                        698,827
              ------------------------------------------------------------------------------------------------------
              1,315,497                                                     1,326,343
              ------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                             1,315,497                      1,326,343

              CAPITAL STOCK (Note 7)

              Preference sharesSeries 1                                     3,701,809                      3,701,809
              Series 2                                                      2,785,628                      2,785,628
              Class C Common                                                   50,000                         50,000
              Common shares                                                 2,188,961                      2,183,961
              ------------------------------------------------------------------------------------------------------
                                                                            8,726,398                      8,721,398
              CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
              DEFICIT                                                     (21,392,945)                   (21,274,691)
              ------------------------------------------------------------------------------------------------------
                                                                             (891,547)                      (778,293)
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                        $  425,950                   $    548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF ACCUMULATED DEFICIT
              (IN CANADIAN DOLLARS)



                                                                     6 Months Ended                  6 Months Ended
                                                                       May 31, 1999                    May 31, 1998
                                                                        (Unaudited)                     (Unaudited)
              -------------------------------------------------------------------------------------------------------
              Deficit - beginning of period                              $(21,274,691)                  $(18,512,961)
              Add - net loss                                                 (118,254)                      (302,389)
              -------------------------------------------------------------------------------------------------------

              Deficit - end of period                                    $(21,392,945)                 $ (18,815,350)
              =======================================================================================================

   The accompanying notes form an integral part of these financial statements.

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF LOSS
              (IN CANADIAN DOLLARS)

                                                3 Mths Ended         3 Mths Ended         6 Mths Ended        6 Mths Ended
                                                 May 31, 1999         May 31,1998         May 31, 1999        May 31, 1998
                                                  (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
              -------------------------------------------------------------------------------------------------------------
              SALES                                 $180,950             $419,031              607,319              580,784
              COST OF GOODS SOLD                     146,624              234,524              383,925              416,727
              -------------------------------------------------------------------------------------------------------------

              GROSS PROFIT (LOSS)                     34,326              184,507              223,394              164,057
              OPERATING EXPENSESSelling general
               & administrative                      114,458               84,910              215,397              178,952
              -------------------------------------------------------------------------------------------------------------

              Operating income/(loss)                (80,132)              99,597                7,997              (14,895)

              OTHER EXPENSES
              Amortization                            10,398               77,091               16,050              154,182
              Note interest                           17,482               11,053               35,201               22,107
              Other expenses                               0               51,500               75,000              111,205
              -------------------------------------------------------------------------------------------------------------
              TOTAL OTHER EXPENSES                    27,880              139,644              126,251              287,494
              -------------------------------------------------------------------------------------------------------------
              NET INCOME (LOSS)                   $ (108,012)            $(40,047)            (118,254)            (302,389)
              =============================================================================================================

              NET LOSS PER COMMON SHARE                $0.10                $0.04                $0.11                $0.29
              -------------------------------------------------------------------------------------------------------------

              WEIGHTED AVE.NUMBER
               OF COMMON SHARES                    1,086,551            1,066,551            1,086,551            1,066,551
              -------------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF CASH FLOW
              (IN CANADIAN DOLLARS)

                                                                         6 Months Ended               6 Months Ended
                                                                          May 31, 1999                  May 31, 1998
                                                                           (Unaudited)                   (Unaudited)
              ------------------------------------------------------------------------------------------------------
              Cash was provided by (applied to):
              OPERATING ACTIVITIES
                 Net loss for period                                      $  (118,254)                   $  (302,389)
                 Add: Items not requiring an
                 outlay of cash   Amortization                                 17,448                        156,182
              ------------------------------------------------------------------------------------------------------
                                                                             (100,806)                      (148,207)
              Accounts receivable                                              59,270                        (60,652)
              Inventories - current & long-term                                 3,412                              1
              Prepaid expenses and deposits                                    (8,932)                        47,953
              Accounts payable and accrued liabilities                        (33,044)                        56,747
              Accounts payable - related party                                      0                         (2,002)
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               operating activities                                           (80,100)                      (106,160)

              INVESTMENT ACTIVITIES
                  Acquisition of capital assets
                  and art reproduction rights                                       0                         (2,889)
              -------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               investment activities                                                0                         (2,889)

              FINANCING ACTIVITIES
              Share capital                                                     5,000                              0
              Notes payable                                                    22,200                         39,275
              -------------------------------------------------------------------------------------------------------
              Cash provided by (used by) financing activities                  27,200                        (39,275)
              -------------------------------------------------------------------------------------------------------

              INCREASE /(DECREASE) IN CASH                                    (52,900)                       (69,774)
              CASH, beginning of period                                       110,873                        185,370
              -------------------------------------------------------------------------------------------------------
              CASH, end of period                                           $  57,973                     $  115,596
              =======================================================================================================

              SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION
              Interest paid in period                                              $0                             $0
              -------------------------------------------------------------------------------------------------------
              Income taxes paid in period                                          $0                             $0
              -------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

              A.R.T. INTERNATIONAL INC.
              NOTES TO FINANCIAL STATEMENTS
              May 31, 1999

              (IN CANADIAN DOLLARS)

              1. INCORPORATION AND OPERATIONSThe Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art canvas reproductions.

              2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
              The un-audited financial statements of the Company for the periods ended May 31, 1999, and May 31, 1998, have been prepared in accordance with Canadian generally accepted accounting principles
              (GAAP) applied on a consistent basis. The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at May 31, 1999, and November 30, 1998, and the results of their operations and cash flows for the periods ended May 31, 1999, and May 31, 1998, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

              (d) Management Representations

              In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 1999 and November 30, 1998 and the results of operations, changes in financial position and related note disclosures for the period ended May 31, 1999 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

              3.INVENTORIES

              Inventories consist of the following:


                                              May 31, 1999                                     November 30, 1998
                                -----------------------------------------------   --------------------------------------------
                                                                 Provision for                                   Provision for
                                                                 Obsolete and                                    Obsolete and
                                     Gross        Slow-Moving          Net           Gross         Slow-Moving         Net
                                     Amount         Amount         Inventories       Amount          Amount        Inventories
                                     ------         ------         -----------       ------          ------        -----------
              Finished Goods        $ 80,489     $    (2,946)      $   77,543      $   81,058      $   (2,946)      $  78,112
              Work-in-Process        854,046        (805,053)          48,993         855,756        (805,053)         50,703
              Raw Materials           77,454               -           77,454          78,587               -          78,587
                                 -----------     -----------       ----------      ----------      ----------      ----------
                                 $ 1,011,989     $  (807,999)      $  203,990      $1,015,401      $ (807,999)      $ 207,402
                                 ===========     ===========       ==========      ==========      ==========      ==========
              Current Portion                                      $  183,990                                       $ 187,319
              Non-current Portion                                      20,000                                          20,083
                                                                   ----------                                      ----------
                                                                   $  203,990                                       $ 207,402
                                                                   ==========                                      ==========

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

                                                             1999                                 1998
                                                  ----------------------------     --------------------------------
                                                  U.S. Dollars     Cdn. Dollars      U.S. Dollars      Cdn. Dollars
                                                  ------------     ------------      ------------      ------------
              Principal                           $   315,000       $  475,650        $  315,000         $  481,950
              Accrued Interest                        165,526          245,375           141,750            216,877
                                                  -----------       ----------        ----------         ----------

                                                  $   470,526       $  721,025        $  456,750         $  698,827
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

              (b) Capital stock.

                                                                                  COMMON SHARES
                                                          -----------------------------------------------------------------
                                                                       1999                                1998
                                                          ----------------------------      -------------------------------
                                                            Number of                            Number of
                                                             Shares          Amount               Shares            Amount
                                                             ------          ------               ------            ------
              Balance - Beginning of Year                   1,066,551       $ 2,183,961        266,629,785      $ 2,183,961
              Add - Shares Issued During Year                  20,000             5,000                  0                0
              -------------------------------------------------------------------------------------------------------------
                                                            1,086,551         2,188,961        266,629,785        2,183,961
              Less - Reverse Stock Split
               of 250:1                                             0                 0        265,563,234                0
              -------------------------------------------------------------------------------------------------------------

              Balance - End of Year                         1,086,551       $ 2,188,961          1,066,551      $ 2,183,961
              =============================================================================================================

              Effective April 8, 1999, the Company's Board of Directors approved a second Regulation S Offering. As of May 31, 1999, the Company had sold 20,000 shares for total proceeds of $5,000.

              On July 14, 1998, the Company effected a 250 for 1 reverse stock split. To effect the reverse stock split the Company's outstanding shares were decreased from 266,662,985 common shares to 1,066,551 common shares.

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

                                                                                           Number of
                                                                                             shares
                                                                        --------------------------------------------
                                                                        May 31, 1999                   Nov. 30, 1998
                                                                        ------------                   -------------
              Bal. - beginning of period                                       13,800                      3,625,000
              Less - reverse stock split                                            0                      3,461,100
              Less - options and warrants expired                                   0                            100
              Add  - options granted during the year                          105,000                              0
              ------------------------------------------------------------------------------------------------------
              Balance of options and warrants                                 118,800                         13,800
              ------------------------------------------------------------------------------------------------------

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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                     ------------                ----------
                                 December 1, 1993               $   120,750
                                 December 1, 1994                   483,000
                                 December 1, 1995                   483,000
                                 December 1, 1996                   483,000
                                 December 1, 1997                   483,000
                                 December 1, 1998                   483,000
                                     May 31, 1999                   241,500
                                                              -------------
                                 Total                          $ 2,777,250
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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                     ------------                ----------
                                 December 1, 1994               $   140,082
                                 December 1, 1995                   280,164
                                 December 1, 1996                   280,164
                                 December 1, 1997                   280,164
                                 December 1, 1998                   280,164
                                     May 31, 1999                   140,082
                                                             --------------
                                            Total               $ 1,400,820
                                                             ==============

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

              The effect of such differences on the Company's balance sheet and statement of loss is as follows:
              (a) Balance sheet:

                                                              May 31, 1998                     November 30, 1998
                                                  -----------------------------------     ------------------------------
                                                    Canadian                U.S.             Canadian           U.S.
                                                      GAAP                  GAAP               GAAP             GAAP
              ---------------------------------------------------------------------------------------------------------
                                                   $                     $                $                $
              Capital stock issued                   8,721,398            10,762,941        8,721,398        10,762,941
              ---------------------------------------------------------------------------------------------------------

              Accumulated Deficit                  (21,392,945)          (2,3440,703)     (21,274,691)      (23,322,449)
              ----------------------------------------------------------------------------------------------------------


              (b) Statement of Loss:

                                                  February 28, 1999                    February 28, 1998
                                                  -----------------                    -----------------
              Net loss under Canadian
               & U.S. GAAP                           $(118,254)                             $(302,389)
              Net loss per common
               share under
               U.S. & Canadian GAAP                     $(0.11)                                $(0.29)
              Weighted average number
              of shares U.S. & Cdn GAAP              1,066,551                              1,066,551

              11. INCOME TAXES

              There is no current or deferred income taxes payable in Canada or the United States.

              The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $7,474,493 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

              These losses, as expressed in Canadian dollars expire as follows:

              Year                 Canadian                      U.S.                            Total
              -------------------------------------------------------------------------------------------
              1999                 2,313,000                          0                         2,313,000
              2000                 1,993,000                          0                         1,993,000
              2001                   302,000                          0                           302,000
              2002                   717,000                    400,000                         1,117,000
              2003                         0                  1,530,000                         1,530,000
              2004                   924,031                          0                           924,031
              2005                   395,462                          0                           395,462
              -------------------------------------------------------------------------------------------
                                  $6,544,493                 $1,930,000                        $8,474,493
              -------------------------------------------------------------------------------------------

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

              13. RECLASSIFICATION

              Certain figures with respect to the three-month period ended May 31, 1998 have been reclassified to conform with the presentation adopted for the three-month period ended May 31, 1999.

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

         The Company recorded a net loss of $108,012 for the second quarter, bringing its year-to-date loss for the 6 months ended May 31, 1999, to $118,254. This was an improvement over the corresponding period in fiscal 1998 when the loss was $302,389. Although the financial results from operations were very similar for the first six months in both fiscal years, in fiscal 1998 other expenses were $287,494 compared to $126,251 in fiscal 1999.

         Sales revenues at $607,319 for the period of six months ended May 31, 1999, were a slight improvement over fiscal 1998, at $580,784. Sales in the second quarter of fiscal 1999 were $180,950, down considerably from the first quarter's sales revenues of $426,369. Conversely, in fiscal 1998 second quarter sales, at $419,031, were stronger than the first quarter sales revenues of $161,753. The significant changes in sales revenues from quarter to quarter are a result of the Company's reliance on a few customers. In both years approximately 75% of the total sales revenues were from two customers. In the first quarter of fiscal 1999, sales to The Greenwich Workshop, a fine art publisher, were approximately $258,000. That company has informed ART that it is in default with its secured creditors and is not likely to pay the balance of $75,000 owed to ART. Consequently, the potential loss of Greenwich as a source of revenues to the Company could have a serious impact on ART's ability to continue to operate, unless the Company is able to secure sales to alternative sources.

         The Company reported a gross profit of $223,394 for the first six months in fiscal 1999, compared to $164,057 in fiscal 1998. The gross margin was 36% in fiscal 1999, which compares favourably to the gross margin in fiscal 1998 of 28%. This is attributable to the higher revenues and lower fixed costs in the cost of sales during the 6 month period ending May 31, 1999.

         In 1998, higher expenses contributed to a net loss of $302,389 compared to the net loss in 1999 of $118,254. The higher expenses, in 1998, are attributable to higher consulting fees and amortization charges on the Company's patents of approximately $120,000 in aggregate. In the first two quarters of 1999, there were no consulting fees or amortization charges on its patents; however, the Company has recorded a bad debt provision of $75,000 against accounts receivable and operating income. The Company booked the bad debt provision against accounts receivable from its largest customer, The Greenwich Workshop.

         Operating cash flow for the first six months was negative at $80,100, but an improvement compared to the same period in 1998, when the Company recorded a negative cash flow of $106,160. The Company's working capital balance remained negative at $953,455, as at May 31, 1999 compared to negative working capital of $872,733 at year-end November 30, 1998.

         The Company has a shareholders deficit of $896,547 as at May 31, 1999. Unless the Company can raise additional capital, or return to profitability, there is substantial doubt that the Company has the ability to realize the carrying value of its assets as reported in its financial statements. In addition, the Company is reliant on the continued support of its secured and unsecured creditors.

         Sales

         The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the six months ended May 31, 1999, the Company recorded sales to its two main customers, in the retail and fine art publishing markets, of $206,190 and $258,830 respectively, which represents 76% of its total sales revenues in that period.

         Subsequent to the quarter end, the Company has not received any orders from Greenwich Publishing. In addition, Greenwich has informed the Company that it is experiencing significant cash flow problems and is in default under its secured creditors and, as a result, is unable to pay $75,000 owed to the Company from the first quarter sales.

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

         The Company's success in the marketplace will depend upon raising additional capital, creating greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.

         Gross Profit

         The Company reported a gross profit of $223,394 in the first quarter of 1999. This was an improvement over the previous fiscal year, of 164,057, and is mainly attributable to the higher sales revenues and lower fixed costs, consisting of rent and salaries.


         Liquidity and Capital Resources

         Unless the Company is able to significantly increase sales from the level experienced year to date in 1999, or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. In the absence of increased sales, the Company's present inability to obtain additional working capital from loans or from sale of its equity could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

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

         The Company has not declared and paid dividends on its class A preference shares series one since May 1994. In addition, the Company has never declared and paid any dividends on its class A preference shares series two. Except for the first year of dividends on the series two shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of May 31, 1999, the Company had total undeclared dividends of US$2,777,250 and US$1,400,820 on its series one and two class A preference shares respectively. If these dividends were paid in common shares, the potential dilution to the common shares based on the recent average range of bid and ask on its common share prices of US$3 would be approximately 1.275 million shares. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

         Under the Rule 903 of Regulation S, issuers of shares under a Regulation S offering must report the sales on an aggregate basis on form 10Q for reporting periods commencing after Jan 1, 1999. The Board of Directors approved the Company's second Regulation S offering of its common shares on April 8, 1999. As of the balance sheet date the Company had sold 20,000 shares at $0.25 per share.

         Year 2000 Compliance Readiness.

         The Company is fully aware of the Year 2000 problem. A project was setup within the Company in January 1999, staffed by senior members of the Company. At May 31, 1999, the Company had completed testing of its primary production and internal office systems, which were confirmed as being Year 2000 compliant. Some non-key reporting and administration systems are not Year 2000 compliant and the Company is determining a capital budget to purchase replacement systems where necessary. The Company intends to seek assurances from critical suppliers, that they too are Year 2000 compliant and where possible the Company will integrate a test of such suppliers' compliance. The Company is confident that its production capabilities to supply its products will not be adversely affected by the Year 2000 issue, and if critical suppliers are determined to be non-compliant or are not forthcoming the Company believes it can find alternative suppliers. Based upon systems that are not Y2K compliant the Company estimates it will need to purchase new compliant systems of approximately $15,000.


         PART II

         Nothing to report unless specifically included herein by reference.

         Item (3) Default under Senior Securities:

                  (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1998, and incorporated herein by reference.

                  (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 1999, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         A.R.T. INTERNATIONAL INC.

         Dated: June 15, 1999

         /s/ Michel van Herreweghe
         -------------------------------------
         By: Michel van Herreweghe
         Chairman




         /s/ Simon Meredith
         -------------------------------------
         By: Simon Meredith
         President