Form 10-Q
period 1999-08-31
A R T INTERNATIONAL INC
filed 1999-09-29
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 1999
                         Commission File Number 0-16008

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

Common Shares outstanding as at August 31, 1999: 1,386,551


                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 August 31, 1999
              PART I                                                                       PAGE [S]
              Balance sheets:
                  As at August 31, 1999, and November 30, 1998                               3-4

              Statements of Accumulated Deficit                                              5
                  For the Nine months ended August 31, 1999
                  For the Nine months ended August 31, 1998

              Statements of Loss                                                             6
                  For the Three months ended August 31, 1999
                  For the Three months ended August 31, 1998
                  For the Nine months ended August 31, 1999
                  For the Nine months ended August 31, 1998

              Statements of Cash Flow                                                        7
                  For the Nine months ended August 31, 1999
                  For the Nine months ended August 31, 1998

              Notes to Financial Statements                                                  8-14

              Item 2.
                  Management's discussions and analysis of financial
                  condition and results of operations.                                      15-18

              PART II
                           SIGNATURES                                                       19



              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)


              ASSETS

                                                                      9 Months Ended                   12 Months Ended
                                                                      August 31, 1999                    Nov.30, 1998
                                                                        (Unaudited)                        (Audited)
                                                                                                           (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT ASSETS
              Cash                                                          $  82,974                      $ 110,873
              Accounts receivable (Note 3)                                     58,152                        147,513
              Inventory (Notes 2(a) and 4)                                    163,591                        187,319
              Prepaid expenses and deposits                                    13,961                          7,905
              ------------------------------------------------------------------------------------------------------
                                                                              318,678                        453,610
              CAPITAL ASSETS
              Equipment, furniture & fixtures                                 676,530                        676,530
              Molds                                                           318,100                        318,100
              Leasehold improvements                                          288,958                        288,958
              ------------------------------------------------------------------------------------------------------
                                                                            1,283,588                      1,283,588
              Less: Accumulated depreciation                                1,236,241                      1,209,232
              ------------------------------------------------------------------------------------------------------
                                                                               47,347                         74,356

              Patents                                                       3,931,051                      3,931,051
              Art reproduction rights                                         441,875                        441,875
              ------------------------------------------------------------------------------------------------------
                                                                            4,372,926                      4,372,926
              Less: Accumulated amortization                                4,372,925                      4,372,925
              ------------------------------------------------------------------------------------------------------
                                                                                    1                              1
              OTHER
              Inventories (Notes 2(a) and 4)                                   20,000                         20,083
              ------------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                                  $ 386,026                      $ 548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.


              A.R.T. INTERNATIONAL INC.
              BALANCE SHEETS
              (IN CANADIAN DOLLARS)


              LIABILITIES AND STOCKHOLDERS' EQUITY


                                                                      9 Months Ended                   12 Months Ended
                                                                      August 31, 1999                    Nov.30, 1998
                                                                        (Unaudited)                        (Audited)
                                                                                                           (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT LIABILITIES
              Accounts payable and
               accrued liabilities                                       $    598,794                   $    627,516
              Current portion of long-term
               debt                                                           725,314                        698,827
              ------------------------------------------------------------------------------------------------------
                                                                            1,324,108                      1,326,343
              ------------------------------------------------------------------------------------------------------
              TOTAL LIABILITIES                                             1,324,108                      1,326,343

              CAPITAL STOCK (Note 7)

              Preference sharesSeries 1                                     3,701,809                      3,701,809
              Series 2                                                      2,785,628                      2,785,628
              Class C Common                                                   50,000                         50,000
              Common shares                                                 2,248,961                      2,183,961
              ------------------------------------------------------------------------------------------------------
                                                                            8,786,398                      8,721,398
              CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
              DEFICIT                                                     (21,499,480)                   (21,274,691)
              -------------------------------------------------------------------------------------------------------
                                                                             (938,082)                      (778,293)
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                        $  386,026                   $    548,050
              ======================================================================================================

   The accompanying notes form an integral part of these financial statements.


              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF ACCUMULATED DEFICIT
              (IN CANADIAN DOLLARS)



                                                                     9 Months Ended                  9 Months Ended
                                                                     August 31, 1999                 August 31, 1998
                                                                        (Unaudited)                    (Unaudited)
              -------------------------------------------------------------------------------------------------------
              Deficit - beginning of period                              $(21,274,691)                  $(18,512,961)
              Add - net loss                                                 (224,789)                      (302,389)
              -------------------------------------------------------------------------------------------------------

              Deficit - end of period                                    $(21,499,480)                 $ (18,815,350)
              =======================================================================================================










   The accompanying notes form an integral part of these financial statements.



              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF LOSS
              (IN CANADIAN DOLLARS)


                                                3 Mths Ended         3 Mths Ended        9 Mths Ended        9 Mths Ended
                                                Aug.31, 1999         Aug.31, 1998        Aug.31, 1999        Aug.31, 1998
                                                (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)
              -------------------------------------------------------------------------------------------------------------
              SALES                                $ 202,023            $ 256,715            $ 809,343            $ 837,499
              COST OF GOODS SOLD                     156,434              216,238              540,360              632,965
              -------------------------------------------------------------------------------------------------------------

              GROSS PROFIT (LOSS)                    (45,589)              40,477              268,983              204,534
              OPERATING EXPENSES
              Selling general
               & administrative                      130,066              122,498              345,463              301,450
              -------------------------------------------------------------------------------------------------------------

              Operating loss                          84,477               82,021               76,480               96,916

              OTHER EXPENSES
              Amortization                                 0               63,000                    0              189,000
              Depreciation                            10,411               14,091               26,461               42,273
              Note interest                           11,647               11,053               46,848               33,160
              Other expenses                               0              103,577               75,000              214,782
              -------------------------------------------------------------------------------------------------------------
              TOTAL OTHER EXPENSES                    22,058              191,721              148,309              479,215
              -------------------------------------------------------------------------------------------------------------
              NET LOSS                             $ 106,535            $ 273,742            $ 224,789            $ 576,131
              =============================================================================================================

              NET LOSS PER COMMON SHARE                $0.08                $0.26                $0.16               $ 0.54
              -------------------------------------------------------------------------------------------------------------

              NUMBER
               OF COMMON SHARES                    1,386,551            1,066,551            1,386,551            1,066,551
              -------------------------------------------------------------------------------------------------------------




   The accompanying notes form an integral part of these financial statements



              A.R.T. INTERNATIONAL INC.
              STATEMENTS OF CASH FLOW
              (IN CANADIAN DOLLARS)


                                                                         9 Months Ended               9 Months Ended
                                                                         August 31, 1999              August 31, 1998
                                                                           (Unaudited)                  (Unaudited)
              ------------------------------------------------------------------------------------------------------
              Cash was provided by (applied to):
              OPERATING ACTIVITIES
                 Net loss for period                                      $  (224,789)                   $  (576,131)
                 Add: Items not requiring an
                 outlay of cash
                 Amortization                                                  27,009                        231,273
              ------------------------------------------------------------------------------------------------------
                                                                             (197,780)                      (344,858)

              Accounts receivable                                              89,361                        (38,891)
              Inventories - current & long-term                                23,811                         30,001
              Prepaid expenses and deposits                                    (6,057)                        93,594
              Accounts payable and accrued liabilities                        (28,722)                       (13,972)
              Customer deposits                                                     0                         14,750
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               operating activities                                          (119,387)                      (259,376)

              INVESTMENT ACTIVITIES
                  Acquisition of capital assets
                  and art reproduction rights                                       0                         (2,889)
              -------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               investment activities                                                0                         (2,889)

              FINANCING ACTIVITIES
              Share capital                                                    65,000                              0
              Notes payable                                                    26,488                         79,997
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               financing activities                                            91,488                         79,997
              ------------------------------------------------------------------------------------------------------

              INCREASE /(DECREASE) IN CASH                                    (27,899)                      (182,268)
              CASH, beginning of period                                       110,873                        185,370
              ------------------------------------------------------------------------------------------------------
              CASH, end of period                                           $  82,974                       $  3,102
              ======================================================================================================

              SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION
              Interest paid in period                                              $0                             $0
              ------------------------------------------------------------------------------------------------------
              Income taxes paid in period                                          $0                             $0
              ------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

              A.R.T. INTERNATIONAL INC.
              NOTES TO FINANCIAL STATEMENTS
              August 31, 1999

              (IN CANADIAN DOLLARS)

              1. FUTURE OPERATIONS
              The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the financial statements which is dependent upon the attainment of profitable operations and the continued support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.


              2. INCORPORATION AND OPERATIONSThe Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art canvas reproductions.

              3.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
              The un-audited financial statements of the Company for the periods ended August 31, 1999, and August 31, 1998, have been prepared in accordance with Canadian generally accepted accounting principles
              (GAAP) applied on a consistent basis. The balance sheet at November 30, 1998 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at August 31, 1999, and November 30, 1998, and the results of their operations and cash flows for the periods ended August 31, 1999, and August 31, 1998, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1998. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

              (d) Management Representations

              In the opinion of management, all adjustments necessary for a fair presentation of the financial position at August 31, 1999 and November 30, 1998 and the results of operations, changes in financial position and related note disclosures for the period ended August 31, 1999 and 1998 have been made. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

              4. INVENTORIES

              Inventories consist of the following:

                                               August 31, 1999                                      November 30, 1998
                                  ----------------------------------------------   --------------------------------------------

                                                                  Provision for                                  Provision for
                                                                  Obsolete and                                   Obsolete and
                                     Gross        Slow-Moving           Net            Gross       Slow-Moving         Net
                                     Amount         Amount         Inventories        Amount         Amount       Inventories
                                     ------         ------         -----------        ------         ------       -----------
              Finished Goods       $  72,735     $    (2,946)     $    69,789      $   81,058     $    (2,946)      $  78,112
              Work-in-Process        849,147        (805,053)          44,094         855,756        (805,053)         50,703
              Raw Materials           69,708               -           69,708          78,587               -          78,587
                                  -------------------------------------------      ------------------------------------------
                                   $ 991,590     $  (807,999)     $   183,591      $1,015,401     $  (807,999)      $ 207,402
                                   =========     ============     ===========      ==========     ============      =========
              Current Portion ....................................$   163,591.......................................$ 187,319
              Non-current Portion.................................     20,000.......................................   20,083
                                                                  -----------                                       ---------
                                                                  $   183,591                                       $ 207,402
                                                                  ===========                                       =========

              5. NOTES PAYABLE
              The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. No renegotiations have been initiated between the Company and its note holders. Consequently, the total amount due, including accrued interest and the additional accrued 5% penalty interest and principal, has been reflected as a current liability.

                                                             1999                                 1998
                                                  -----------------------------       ------------------------------
                                                  U.S. Dollars     Cdn. Dollars       U.S. Dollars      Cdn. Dollars
              Principal                           $   315,000      $   466,200        $  315,000         $  481,950
              Accrued Interest                        173,328          259,114           141,750            216,877
                                                  -----------------------------------------------------------------

                                                  $   488,328      $   725,314        $  456,750         $  698,827
                                                  ===========      ===========        ==========         ==========

              These notes payable and accrued interest are secured by a general security agreement over all the assets of the Company.

              6. CAPITAL STOCK
              (a) The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

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
              (b) Capital stock.

                                                                                  COMMON SHARES
                                                           -----------------------------------------------------------------
                                                                   1999                               1998
                                                           -------------------------------   -------------------------------
                                                            Number of                            Number of
                                                            Shares          Amount               Shares            Amount
                                                            ------          ------               ------            ------
              Balance - Beginning of Year                   1,066,551       $ 2,183,961        266,629,785      $ 2,183,961
              Add - Shares Issued During Year                 320,000            65,000                  0                0
              -------------------------------------------------------------------------------------------------------------
                                                            1,386,551         2,248,961        266,629,785        2,183,961
              Less - Reverse Stock Split
               of 250:1                                             0                 0        265,563,234                0
              -------------------------------------------------------------------------------------------------------------

              Balance - End of Year                         1,386,551       $ 2,248,961          1,066,551      $ 2,183,961
              -------------------------------------------------------------------------------------------------------------

              Effective April 8, 1999, the Company's Board of Directors approved a second Regulation S Offering. As of August 31, 1999, the Company had sold 320,000 shares for total proceeds of $65,000.

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

                                                                                    Number of shares
                                                                      ----------------------------------------------
                                                                      August 31, 1999                  Nov. 30, 1998
                                                                      ---------------                  -------------
              Bal. - beginning of period                                       13,800                      3,625,000
              Less - reverse stock split                                            0                      3,461,100
              Less - options and warrants expired                                   0                            100
              Add  - options granted during the year                          105,000                              0
              ------------------------------------------------------------------------------------------------------
              Balance of options and warrants                                 118,800                         13,800

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
                                        -------
                                        118,800
                                        =======

              7. DIVIDENDS
              (a) Class "A" Preference Shares, Series 1

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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                 ----------------               -----------
                                 December 1, 1993               $   120,750
                                 December 1, 1994                   483,000
                                 December 1, 1995                   483,000
                                 December 1, 1996                   483,000
                                 December 1, 1997                   483,000
                                 December 1, 1998                   483,000
                                  August 31, 1999                   362,250
                                -------------------------------------------
                                 Total                          $ 2,898,000

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

              The dividends payable, but not yet declared by the Company, are as follows:

                                     Period ended                Amount US$
                                     ------------                ----------
                                 December 1, 1994               $   140,082
                                 December 1, 1995                   280,164
                                 December 1, 1996                   280,164
                                 December 1, 1997                   280,164
                                 December 1, 1998                   280,164
                                 August 31, 1999                    210,123
                                 -------------------------------------------
                                            Total               $ 1,470,861

              8. COMMITMENTS AND CONTINGENT LIABILITIES
              (a) Management Services Agreement

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

              9. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES
              The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian
              GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

              The effect of such differences on the Company's balance sheet and statement of loss is as follows:
              (a) Balance sheet:

                                                        August 31, 1998                      November 30, 1998
                                                        ---------------                      -----------------
                                                   Canadian                U.S.             Canadian          U.S.
                                                     GAAP                  GAAP              GAAP             GAAP
              ---------------------------------------------------------------------------------------------------------
                                                   $                     $                $                $
              Capital stock issued                   8,786,398            10,827,941        8,721,398        10,762,941
              ---------------------------------------------------------------------------------------------------------

              Accumulated Deficit                  (21,499,480)          (23,547,238)     (21,274,691)      (23,322,449)
              ----------------------------------------------------------------------------------------------------------

              (b) Statement of Loss:
                                                    August 31, 1999                        August 31, 1998
                                                    ---------------                        ---------------
              Net loss under Canadian
               & U.S. GAAP                            $224,789                               $576,131
              Net loss per common
               share under
              U.S. & Canadian GAAP                       $0.16                                  $0.54
              Number of shares U.S. &
               Cdn GAAP(i)                           1,386,551                              1,066,551

              (i) The number of shares is the total issued, as the weighted-average number of shares would be anti-dilutive.


              10. INCOME TAXES
              There is no current or deferred income taxes payable in Canada or the United States.

              The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $8,474,493 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

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

              11. RECLASSIFICATION
              Certain figures with respect to the three-month period ended August 31, 1998 have been reclassified to conform to the presentation adopted for the three-month period ended August 31, 1999.

              12. UNCERTAINTY DUE TO THE YEAR 2000 ISSUE
              The Year 2000 Issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems August recognize the year 2000 as 1900 or some other date, resulting in errors when information-using year 2000 dates is processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. The effects of the Year 2000 Issue may be experienced before, on, or after January 1, 2000, and if not addressed, the impact on operations and financial reporting may range from minor errors to significant systems failure, which could affect an entity's ability to conduct normal business operations. It is not possible to be certain that all aspects of the Year 2000 Issue affecting the entity, including those related to the efforts of customers, suppliers or other third parties, will be fully resolved.

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

         The Company recorded a net loss of $106,535 for the third quarter, bringing its year-to-date loss for the 9 months ended August 31, 1999, to $224,789. This was an improvement over the corresponding period in fiscal 1998 when the loss was $576,131. Although the financial results from operations were very similar for the first nine months in both fiscal years, in fiscal 1998 other expenses were $479,215 compared to $148,309 in fiscal 1999.

         Sales revenues at $809,343 for the period of nine months ended August 31, 1999, were slightly lower than fiscal 1998, at $837,499. Sales in the third quarter of fiscal 1999 were $202,023, down considerably from the first quarter's sales revenues of $426,369. However, 1999 third quarter sales revenues were a slight improvement over the 1999 second quarter's revenues of $180,950. Conversely, in fiscal 1998, second quarter sales at $419,031 were the highest; compared to the third quarter sales of $256,715 and first quarter sales revenues of $161,753. The significant changes in sales revenues from quarter to quarter are a result of the Company's reliance on a few customers. In both years approximately 75% of the total sales revenues were from two customers. In the first quarter of fiscal 1999, sales to The Greenwich Workshop, a fine art publisher, were approximately $258,000. That company has informed ART that it is in default with its secured creditors and is not likely to pay the balance of $75,000 owed to ART. Consequently, the potential loss of Greenwich as a source of revenues to the Company could have a serious impact on ART's ability to continue to operate, unless the Company is able to secure sales to alternative sources.

         The Company reported a gross profit of $268,983 for the first nine months in fiscal 1999, compared to $204,534 in fiscal 1998. The gross margin was 33% in fiscal 1999, which compares favourably to the gross margin in fiscal 1998 of 24%. This is attributable to the higher revenues and lower fixed costs in the cost of sales during the 9 month period ending August 31, 1999.

         In 1998, higher expenses contributed to a net loss of $576,131 compared to the net loss in 1999 of $224,789. The higher other expenses, in 1998, are attributable to higher consulting fees and amortization charges on the Company's patents of approximately $403,000 in aggregate. In the first three quarters of 1999, there were no consulting fees or amortization charges on its patents; however, the Company has recorded a bad debt provision of $75,000 against accounts receivable and operating income. The Company booked the bad debt provision against the trade-receivable from its largest customer, The Greenwich Workshop.

         Operating cash flow for the first nine months was negative at $119,387, but an improvement compared to the same period in 1998, when the Company recorded a negative cash flow of $259,376. The Company's working capital balance remained negative at $1,065,430, as at August 31, 1999 compared to negative working capital of $872,733 at year-end November 30, 1998.

         The Company has a shareholders deficit of $998,082 as at August 31, 1999. Unless the Company can raise additional capital, or return to profitability, there is substantial doubt that the Company has the ability to realize the carrying value of its assets as reported in its financial statements. In addition, the Company is reliant on the continued support of its secured and unsecured creditors.


         Sales

         The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the nine months ended August 31, 1999, the Company recorded sales to its two main customers, in the retail and fine art publishing markets, of $295,196 and $258,830 respectively, which represents 68% of its total sales revenues in that period.

         Subsequent to the first quarter-end, the Company has not received any orders from Greenwich Publishing. In addition, Greenwich has informed the Company that it is experiencing significant cash flow problems and is in default under its secured creditors and, as a result, is unable to pay $75,000 owed to the Company from the first quarter sales.

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

         Gross Profit

         The Company reported a gross profit of $268,983 in the first quarter of 1999. This was an improvement over the previous fiscal year, of 204,534, and is mainly attributable to the lower fixed costs, consisting of rent and salaries.


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

         The Company has not declared and paid dividends on its class A preference shares series one since May 1994. In addition, the Company has never declared and paid any dividends on its class A preference shares series two. Except for the first year of dividends on the series two shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of May 31, 1999, the Company had total undeclared dividends of US$2,898,000 and US$1,470,861 on its series one and two class A preference shares respectively. If these dividends were paid in common shares, the potential dilution to the common shares based on the recent average range of bid and ask on its common share prices of US$3 would be approximately 1.275 million shares. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

         Under the Rule 903 of Regulation S, issuers of shares under a Regulation S offering must report the sales on an aggregate basis on form 10Q for reporting periods commencing after Jan 1, 1999. The Board of Directors approved the Company's second Regulation S offering of its common shares on April 8, 1999. As of the balance sheet date the Company had sold 320,000 shares for proceeds of $65,000. The proceeds have been applied to working capital requirements.

         Year 2000 Compliance Readiness.

         The Company is fully aware of the Year 2000 problem. A project was setup within the Company in January 1999, staffed by senior members of the Company. At August 31, 1999, the Company had completed testing of its primary production and internal office systems, which were confirmed as being Year 2000 compliant. Some non-key reporting and administration systems are not Year 2000 compliant and the Company has determined a program to purchase replacement systems where necessary. The Company intends to seek assurances from critical suppliers, that they too are Year 2000 compliant and where possible the Company will integrate a test of such suppliers' compliance. The Company is confident that its production capabilities to supply its products will not be adversely affected by the Year 2000 issue, and if critical suppliers are determined to be non-compliant or are not forthcoming the Company believes it can find alternative suppliers. Based upon systems that are not Y2K compliant the Company estimates it will need to purchase new compliant systems of approximately $15,000.


         PART II

         Nothing to report unless specifically included herein by reference.

         Item (3) Default under Senior Securities:

                  (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1998, and incorporated herein by reference.

                  (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended August 31, 1999, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

         SIGNATURES

         Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

         A.R.T. INTERNATIONAL INC.

         Dated: September 27, 1999


         /s/ Michel van Herreweghe
         -------------------------------------
         By: Michel van Herreweghe
         Chairman




         /s/ Simon Meredith
         -------------------------------------
         By: Simon Meredith
         President