Form 10-K405
period 1999-11-30
A R T INTERNATIONAL INC
filed 2000-03-16
CIK 810269

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                        --------------------------------

                                    FORM 10-K
                      [ X ] ANNUAL REPORT UNDER SECTION 13

                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 1999

                           Commission File No. 0-16008
                           --------------------------
                            A.R.T. INTERNATIONAL INC.

            Ontario, Canada                                 98-0082514
            ---------------                                 ----------
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K. [X]

     As of November 30, 1999, there were 1,386,551 common shares outstanding. Based on the closing share bid price, of $1.0625 in the first quarter of fiscal 2000, the Company's market value was $1,473,210. Trading volumes on the common shares are very low.

     PART I

     Item 1. Business.

      General

     The Company manufactures high quality fine art reproductions of original paintings using the Company's patented and proprietary technologies and markets them through a variety of channels and programs. The Company replicates both the color and brush stroke texture of the original, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)"), while its reproductions on paper are marketed as Works of A.R.T.(TM)

     The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as editions of works by the great masters, and have a suggested retail price of between US$399 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

     The Works of A.R.T.(TM) product line, which retailed at significantly lower prices, was originally introduced to allow the Company to broaden its universe of customers through volume-oriented North American retailers. Sales from this product line have always been disappointing. Consequently, while the Company continues to sell Works of A.R.T.(TM) from its current inventories, it has not introduced any new product or programs.

     The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                                                     Year Ended November 30
                                                                     ----------------------
                                                     1999             1998             1997            1996
                                                     ----             ----             ----            ----
                                                                      (In Canadian Dollars)
     Canada.................................           39,267           54,901          60,046           41,379
     United States..........................          971,569        1,083,681         857,357        1,668,104
     Overseas...............................           32,714           59,057          76,121          847,067
                                             -------------------------------------------------------------------
                                                    1,043,550        1,197,639         993,524        2,556,550
                                             -------------------------------------------------------------------

     Sales outside Canada are invoiced in United States Dollars. Thus, the Company is at risk to unfavorable changes in the exchange rates between Canadian and United States dollars.

     In the second half of 1994, the Company discovered a product quality problem with a significant number of Artagraph(R) reproductions previously shipped to a major customer in the publishing business. After several months of investigation, including analyses of raw materials and production processes, the Company modified its operations in an effort to eliminate repetition of such problems in the future. No subsequent product quality problems have since come to the Company's attention. As a consequence of this problem, and the time and resources required to resolve it, the Company's sales have not returned to the historic levels experienced prior to fiscal 1994. Replacement of the defective reproductions created severe financial and cash flow drain on the Company's resources, which have continued to severely impact all areas of the Company's business through to 1999.

     Library of Titles and Acquisitions of Paintings

     Many of the works reproduced by the Company are in the public domain. Works, which are not in the public domain, are reproduced pursuant to agreements with various museums or other copyright holders.

     The Company manufactures reproductions of Impressionist and Post-Impressionist paintings as well as paintings by contemporary artists. The Company does not always create a replication directly from an original painting. A contract artist, who is engaged to replicate the texture and brush strokes of the original artist's style, also creates Semi-originals.

     The Company's publishing division, under contracts with art publishers, produces and sells replications of contemporary works of art for a fixed price, which are then distributed by the publisher.

     As of November 30, 1999, the Company had a library of approximately 110 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

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

     Specialty Retailers and Home Furnishings

     During fiscal 1999, the Company continued to support existing customers in these markets. The Company's ability to initiate new opportunities and to continue to develop its marketing efforts to attract new customers has been severely limited due to severe cash flow constraints experienced by the Company since fiscal 1995.

     A major customer is The Museum Company, a 90-plus-store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products.

     Overseas Distributors

     Since 1994 the Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors.

     All these agreements are on a best efforts basis and, like all the Company's distributor agreements; there can be no assurance of future revenues or profits from the efforts of any of these distributors.

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

     In 1996, the Company modified its policies for pricing and shipment to customers in the limited edition contract printing market in order to widen the potential customer base and to make the Artagraph(R) reproductions more competitive. Deposits on future contracts now cover only initial process costs, such as color printing, thereby reducing publisher customers' initial capital commitments. Under these new policies, the Company processes the product only through the final texturing phase, on an as needed basis, in order to more closely match customers' actual sales orders.

     While this new "just-in-time" policy, has stimulated interest by art publishers in the Artagraph(R) reproductions, such efforts have not resulted in significant increases in contract printing business for the Company. Again, the results reflect the Company's inability to finance new initiatives, such as attending trade shows or hiring dedicated sales personnel to market to potential customers.

     Direct Marketing

     In the past, the Company has marketed its products by direct mail. The declines since 1993 are attributable to the reduction in marketing through American Express, because of the Company's inability to finance new programs due to its continuing liquidity problems.

     Patents and Trademarks

     The process for manufacturing Artagraph(R) Editions has been patented in Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990. Patents in Europe have expired owing to the Company's inability to finance renewal fees. In addition, due to similar financial considerations, the Company has abandoned patent applications that are pending in Japan and Korea at this time.

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

     Competition

     The Company's reproductions must compete with a variety of decorative art products, including products from other companies, which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within the marketplace while larger vendors can benefit from volume discounts. The Company must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies, which market art reproductions such as lithographs and serigraphs. Nevertheless, the Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture; and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. The Company's success in the marketplace will depend upon creating greater awareness of its products, as well as its pricing and delivery policies. There can be no assurance that the Company will be successful in the art reproduction markets or that other processes will not provide successfully competing products.

     Suppliers

     The Company purchases frames for its reproductions and obtains its principal raw materials from several suppliers. The Company also contracts for printing services principally of lithographs with several companies. The Company believes that the frames and the raw materials and printing services are commodity items that can be obtained from several alternative sources.

     Employees

     As of November 30, 1999, the Company had 10 employees and consultants, including management, administrative and production employees.

     Item 2.   Properties.

     The Company's executive offices, production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 11,668 square feet of space leased through January 31, 2003. The lease provides for a fixed annual gross rental of Cdn$99,000 including its pro rata share of taxes, insurance, building maintenance and occupancy costs. The Company believes its leased facilities are in good operating condition and adequate for its present and future requirements.

     Item 3.   Legal Proceedings.

     The Company is defending an action by one of the 10% note holders. The note holder, who is residing outside the United States, is demanding full repayment of $45,000 principal plus accrued interest, and has commenced legal action in New York State. Under the promissory note and security agreement executed by the note holders with the Company a majority, of 2/3rds, is required to proceed against the Company under the security agreement. The Company has hired New York Counsel and is actively disputing New York State jurisdiction. The next court date is April 2000 and the Company strongly believes it will win its argument that New York jurisdiction is not applicable. Notwithstanding the outcome, the Company believes it has a valid legal agreement with the required majority of note holders; whereby the Company has until September 2000 before payments are due to recommence.

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

     As of November 30, 1999 the Company had approximately 1300, 230, and 180 holders of record of the Common Shares, Series 1 Preference A Shares, Series 2 Preference A Shares respectively.

     The following table sets forth the high and low bid quotations for the Company's securities, as reported by The NASDAQ Trading & Market Services for each quarterly period within the three most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.

                             Series 1 Preference               Series 2            Common
                                   Shares                     Preference           Shares
                                                                Shares            (Note 1)
                                 In U.S. Dollars
      ------------------------------------------------------------------------------------------
        Fiscal Year    High              Low             High    Low          High    Low
        -----------    ----              ---             ----    ---          ----    ---
        1997
        1st Quarter                 No Market               No Market         2.5     0.0625
        2nd Quarter             For Company's           For Company's         N/A     N/A
        3rd Quarter             Series 1 Pref.          Series 2 Pref.        0.25    0.25
        4th  Quarter                 Shares                   Shares          N/A     N/A

        1998
        1st Quarter                 No Market                  No Market      7.5     2.5
        2nd Quarter             For Company's               For Company's     --      --
        3rd Quarter              Series 1 Pref.              Series 2 Pref.   --      --
        4th  Quarter                 Shares                      Shares       7.5     0.25

        1999
        1st Quarter                 No Market                  No Market      0.00    0.00
        2nd Quarter             For Company's               For Company's     0.25    0.25
        3rd Quarter              Series 1 Pref.              Series 2 Pref.   0.25    0.25
        4th  Quarter                 Shares                      Shares       0.125   0.125

        2000
        1st Quarter                 No Market                  No Market      1.063   1.063

     Note (1): The common share prices for 1997 through 1998 have been adjusted by the reverse stock split of 250:1. The 1999 and 2000 prices reflect actual bid prices.

     To be legally entitled to pay dividends on the Series 1 or Series 2 Preference A Shares, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $914,984 as of November 30, 1999 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

     The payment of dividends on the Preference Shares or Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.

     Item 6.   Selected Financial Data.

     The following presents selected financial data for the Company in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("CDN-GAAP"). It should be read in conjunction with the separate financial statements of the Company and related notes included elsewhere herein, which were prepared under CDN-GAAP. This financial data should be compared to the Company's Audited Financial Statements and the reconciliation of the financial information presented between CDN-GAAP and US-GAAP. The financial data as of November 30, 1999 and for the four previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.

                                           (Stated in Canadian Dollars)

     -----------------------------------------------------------------------------------------------------------------------
                                                                      Year ended November 30
                                                        -------------------------------------------------------
                                                     1999            1998            1997            1996            1995
                                                  ----------      ----------      ----------      ----------      ----------
     Summary of operations:

     Sales                                         1,043,550       1,197,639         993,524       2,556,550       2,139,271
     Cost of goods sold                              685,908         748,683         871,656       1,701,238       1,640,343
     Gross profit                                    357,642         448,956         121,868         855,312         498,928
     Depreciation and amortization                    13,725         295,311         298,671         356,369         324,792
     -----------------------------------
     Selling, general and expenses                   400,103         623,739         489,335         887,692       1,178,399
     Write-down of Patent Cost                             0       2,106,630               0               0               0
     Interest and finance expense                     46,226         185,006          65,573          47,804          45,739
     Operating loss                                 (102,412)     (2,761,730)       (731,711)       (442,089)     (1,050,002)
     Interest income                                    --              --              --             5,536           2,907
     Income taxes                                       --              --              --              --              --
     Loss before discontinued operations            (102,412)     (2,761,730)       (731,711)       (436,553)     (1,047,095)
     -----------------------------------
     Discontinued operations                            --              --              --              --              --
     Net loss                                       (102,412)     (2,761,730)       (731,711)       (436,553)     (1,047,095)
     Dividends: Series 1 Preference Shares              --              --              --              --              --
     Dividends: Series 2 Preference Shares              --              --              --              --              --
     Net loss after dividends on Series 1
     Perference Shares                              (102,412)     (2,761,730)       (731,711)       (436,553)     (1,047,095)
     Net loss per Common Share before
     dividends on Series 1 & Series 2                  (0.09)          (2.59)          (4.88)          (6.56)         (15.74)
     Perference Shares (1)
     Weighted average number of Common             1,146,551       1,066,551         149,852          66,519          66,519
     shares outstanding


                          (Stated in Canadian Dollars)
---------------------------------------------------------------------------------------------------------------
                                                                      Year ended November 30
                                                      ---------------------------------------------------------
                                              1999           1998          1997           1996          1995
                                              ----           ----          ----           ----          ----
     Summary of balance sheet data:
     Current assets                             277,306      453,610       592,381       547,915        869,191
     Total assets                               376,585      548,050     3,111,323     3,459,221      4,408,070
     Current liabilities                      1,192,290    1,326,343     1,177,886     1,126,573      1,282,925
     Long-term liabilities                        --           --            --            --           355,944
     Total liabilities                        1,192,290    1,326,343     1,177,886     1,126,573      1,638,869
     Contributed surplus                     11,775,000   11,775,000    11,775,000    11,775,000     11,775,000
     Accumulated deficit                    (21,377,103) (21,274,691)  (18,512,961)  (17,781,790)   (17,345,240)
     Shareholders' (deficit) equity            (815,705)    (778,293)    1,933,437     2,332,648      2,769,201

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

b) Year ended November 30, 1999, compared with year ended November 30, 1998

The Company's financial results for fiscal 1999 demonstrate that it continued to be economically reliant on three major customers for its business. In the tabulated revenues below, sales to these customers combined was equal to 74% of the total sales revenues for fiscal 1999, very comparable to the previous fiscal year when these same customers accounted for 77% of total sales.

                                                      1999        %             1998        %             1997        %
In Canadian Dollars
--------------------------------------------------------------------------------------------------------------------------
   Total Sales                                  $1,043,550     100%       $1,197,639     100%         $993,524     100%
   -----------                                  ----------     ----       ----------     ----         --------     ----

Sales to two Publishing Customers                 $358,786      34%          594,564      50%         $295,706      27%


                                                      1999        %             1998        %             1997        %
In Canadian Dollars
--------------------------------------------------------------------------------------------------------------------------
   Sales to one Retail Customer                   $412,638      40%         $327,629      27%         $365.556      37%

During 1999 the Company's main publishing customer was forced by its secured creditors to restructure financially. Initially, the Company made a full provision of $75,000 against the non-payment of accounts receivable from that customer; this loss was booked in the first quarter of fiscal 1999. Notwithstanding, the customer was successfully refinanced and, in January 2000 the Company signed a settlement with that customer and received payment of approximately $25,000, which recovery was booked as in the last quarter. In addition, the publishing customer is committed to a minimum of two publishing orders with the Company and, for the balance of $50,000 ART will receive a number of signed limited-edition canvas prints valued at their wholesale prices. During 2000 the Company will market these canvases through its corporate galleries; however it is not anticipated that the Company will completely recover its losses to date.

The second significant event during fiscal 1999 was the demand made by two of the seven 10% note holders to be paid their principal totaling $90,000 plus interest. The agent representing the two note holders commenced legal proceedings against the Company and communications with the other note holders. The Company successfully repelled the note holders' demands by negotiating with third parties, including some of the Company's existing shareholders, to buy-out five of the seven note holders. As a result the Company recorded a recovery of accrued penalty interest charged to interest expense in prior years. Further, with the strengthening of the Canadian dollar relative to the United States dollar, the Company's US dollar debt obligations, as reported in Canadian dollars in the 1999 balance sheet were reduced. The impact of the penalty interest recovery and the lower debt obligations was a recovery of $71,000, which was included in other income and reduced total administration expenses.

During 1999 the Company's second Regulation S Offering, whereby the Company issued 20,000 shares and raised $5,000 in capital, expired without additional shares being issued. On August 31, 1999, the Company Board of Directors approved a third Regulation S offering and, sold 300,000 common shares for total proceeds of $60,000. Subsequent to the year-end the Company has raised another $300,000 through February 28, 2000. The $60,000 was utilized for working capital requirements including the payment of accrued interest to certain note holders. The $300,000 was used as part payment to purchase a 40% interest in The Buck A Day Company Inc. for $400,000. The Buck A Day Company Inc. is a television direct response, print, direct mail and retail distribution company located in Ontario, Canada.

The Company recorded a net loss of $102,412 in 1999, which compared favourably to the loss of $2,761,730 in 1998. In summary the principal reasons for the improvement were:

         In 1998, the Company wrote down capitalized patent costs by $2.15 million dollars to $1 and recorded $252,000 of patent amortization charges (see paragraph "c) -

         Year ended November 30, 1998, compared with year ended November30, 1997"). There were no such charges to operations in 1999.

         Administration expenses fell to $391,028 in 1999 from $623,739 in 1998 as a result of several combined factors. First, the Company had lower consulting fees in 1999 by $150,000, owing to the expiration of the contract with Creative Enterprises at the end of 1998. Second, the above noted reversal of penalty-interest combined with the strengthening Canadian dollar resulted in the net recovery of $71,000 (recorded as other income in the Company's books in 1999), which directly reduced the administration expenses for 1999. Third, although the Company recorded loss-provision of $50,000 in 1999 against accounts receivable; this loss was offset by cost reductions in other categories.

         In 1999 the company's interest expense on the 10% notes was $46,000 versus the charges, including the penalty interest, of $98,000 in 1998.

Sales

Sales revenues declined by $154,089 from $1,197,639 in 1998 to $1,043,550 in 1999. The decline is attributable to the reduction in sales to the Company's major publishing customer, which occurred when that customer went into financial restructuring. Sales to the Company's three largest customers combined were 74% of total sales revenues. The loss of any one of these customers, unless replaced by new sources, would have a serious detrimental impact on its ability to continue to operate in the future.

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

Notwithstanding, the Company's success in the marketplace will depend upon raising capital in order to create greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.

The Company's recent investment, in the first quarter of fiscal 2000, in the marketing venture with The Buck A Day Company is expected to raise awareness of the Company and its Artagraph product. However, there is no certainty that the Company's efforts in this regard will successfully increase sales or profitability.

Gross Profit

As a direct result of the declining revenues the Company's gross profit fell from $413,283 to $347,426 in 1999. Gross margin was 34% compared to 35% in 1998. The Company's manufacturing activity is operating significantly below its full capacity at 15 - 20%. Consequently fixed plant overhead costs, including rent and salaries negatively impacted its margins.

Sales and Administration Expenses

The significant loss in 1998 is mainly attributable to the $2.1 million write-down of the net book value of the Company's Artagraph patents to one dollar.

Excluding consulting expenses and penalty interest recovery, sales and administration expenses remained at similar levels in 1999 compared to 1998.

In 1999 the Company recorded a loss-provision of approximately $50,000 against accounts receivable from its main publishing customer. Although the Company has received signed, limited-edition inventories from this customer as compensation for the balance of $50,000 owed, the product has been reflected on the Company's books at one dollar. This treatment is consistent with the uncertainty that the Company will be successful in selling this inventory, because in the North American markets for similar product there is competition from a large number of dealers and retail galleries. To the extent that the Company does succeed in generating sales it will directly increase profitability net of any selling expenses.

d) Liquidity and Capital Resources

As at February 29, 2000, there is continuing doubt that the Company has the financial ability to continue in business, which is dependent upon the attainment of profitable operations, its ability to raise capital and the continued financial support of its creditors.

During 1999 the Company's second Regulation S Offering, whereby the Company issued 20,000 shares and raised $5,000 in capital, expired without additional shares being issued.

In August 1999 the Company's Board of Directors approved a third offering of its common stock under Regulation S. As of February 29, 2000, the Company has issued 1,300,000 shares for total proceeds of $260,000 and, received $100,000 in subscriptions for an additional 500,000 shares. Proceeds of $300,000 were invested in a capital investment venture, whereby the Company has an agreement to purchase up to 40% of The Buck A Day Company ("Buck") for $400,000. The balance of $60,000 was utilized for working capital. Negotiations are underway to raise an additional $200,000 through the Regulation S by issuing 1,000,000 shares. Of the total proceeds, $100,000 will be used to complete the purchase of the 40% interest in Buck and the balance for working capital. The Company is very confident that it will complete the latter transaction forthwith.

Under the agreement with Buck, the Company has the right to require Buck to repurchase the shares sold to the Company for 120% of its original investment, equal to $500,000, provided the Company exercises its rights in this regard, and only in the event that a third party wishes to purchase Buck, prior to Buck filing its IPO.

Upon the completion of the above noted transactions the Company will have issued and outstanding 3,886,551 common shares. However, the Class C Common Shares represent a total of 5,000,000 votes. Therefore, the Class C Common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations.

In 1998 the Company completed an offering of its securities under Regulation S, whereby a total of 250 million shares of the Company's common stock were issued in consideration for the receipt of a total of US$250,000. As a result of the offering, the Company had a total of 266,629,789 shares of common stock issued and outstanding. Effective July 14, 1998, the Shareholders approved a reverse-stock split of 250:1 for the common shares, which reduced the issued and outstanding number of common shares to 1,066,551.

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

Effective July 14, 1998, the Company's shareholders approved a stock option plan for the Company. The maximum number of stock options is limited to 10% of the outstanding common shares. In 1999, pursuant to the option plan and subject to and conditional upon any necessary shareholder or regulatory approval or ruling, 105,000 stock options were granted to employees and officers of the Company. The stock options, which commence December 1, 1998 and expire December 1, 2004, are exercisable at the option exercise price of $US 0.25 per share. Until the stock options are formally registered with the SEC, any common shares issued pursuant to the exercise of stock options are restricted shares.

The Company's working capital remained negative as at November 30, 1999, at Cdn$914,984, an increase over the balance at the fiscal 1998 year end of negative Cdn$872,733.

Unless the Company is able to significantly increase sales from the level experienced in the preceding fiscal years or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity, which could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. There is a limited market for the Company's common shares.

The Company is in default under the 10% notes payable. During 1999 certain of the Company's 10% note holders demanded full repayment of principal and interest, and commenced legal proceedings to enforce their demands including an attempt to appoint a receiver. The Company successfully repelled the note holders' demands by negotiating with third parties, including some of the Company's existing shareholders to buy-out 5 of the 7 note holders. Under the promissory note and security agreement executed by the 7 note holders with the Company a majority, of 2/3rds, is required to proceed against the Company under the security agreement. One note holder, residing outside North America, has continued independently to sue the Company in the State of New York under particular laws governing money owed by one party to another. The Company has hired New York Counsel and is actively disputing New York State jurisdiction. The next court date is April 2000 and the Company strongly believes it will win its argument that New York jurisdiction is not applicable.

The total amount due to the note holders of $627,635, including accrued 10% interest and principal, has been reflected as a current liability. These 10% notes and accrued interest are secured by a general security agreement over the assets of the Company.

e) Dividends

The Company has not declared and paid dividends on its class A preference shares series one since May 1994. In addition, the Company has never declared and paid any dividends on its class A preference shares series two. Except for the first year of dividends on the series two shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of November 30, 1999, the Company had total dividends payable, but not yet declared of US$3,018,750 and US$1,540,907 on its series one and two class A preference shares respectively. If these dividends were paid in common shares, the potential dilution to the common shares, based on the recent average trade price of $US1.0625 would be approximately 4.6 million shares. The

Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

c) Year ended November 30, 1998, compared with year ended November 30, 1997

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

                                                  1998           %          1997           %          1996           %
                                                      In Canadian Dollars
------------------------------------------------------------------------------------------------------------------------
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


Sales to the Company's two main customers accounted for 77% of its total sales revenues for fiscal 1998. The increase in sales revenues of approximately $204,000 was due to the increased strength of the US dollar relative to the Canadian dollar and the increase in sales to one major publishing customer. The Company's sales are mainly exported to the United States and to a lesser extent overseas and are invoiced in US dollars. Consequently, the strengthening US dollar resulted in approximately a $100,000 improvement to the Company sales revenues as reported in Canadian dollars. The increased sales to the Company's major publisher resulted from its modified pricing and shipment policy (see page 4 in "Item 1. Business." -- sub heading "Publishing"). During 1998, the Company produced a prototype Artagraph for two other major publishing companies in an attempt to stimulate increased sales in this market. While the prototypes were highly successful, the Company was not able to generate any new sales orders, which in part was due to the continued weakness of the Company's financial status.

Gross Profit

Gross profit for the year ending November 30, 1998, rose to $413,283 from $97,166 in fiscal 1997. The increase in gross profit resulted from the increase in sales revenues due to the strengthening US dollar and lower fixed costs in production. The Company's raw materials and services are purchased in Canadian dollars; therefore improvements to its revenues resulting from a higher US dollar will directly improve its gross margin. In January 1998, the Company was successful in reducing its production and inventory floor area by 66%, consequently it realized rental cost-savings of approximately $125,000 in 1998. These savings will continue to accrue to the Company over the next four years. The reduction in production floor space will not adversely impact the Company's over all capacity.

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

Item 8.   Financial Statements
--------------------------------------------------------------------------------

                                AUDITORS' REPORT

To the Shareholders of
A.R.T. International Inc.

We have audited the balance sheet of A.R.T. International Inc. as at November 30, 1999 and 1998 and the statements of loss, deficit and cash flows for the years ended November 30, 1999, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 1999 and 1998 and the results of its operations and its cash flows for the years ended November 30, 1999, 1998 and 1997 in accordance with generally accepted accounting principles in Canada.

                                                Armstrong, Szewczyk & Tobias
Toronto, Canada                                 CHARTERED ACCOUNTANTS
February 17, 2000

                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 1999 and 1998 and as described in
Note 12 to the financial statements. Our report to the shareholders dated February 17, 2000 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the financial statements.

                                                Armstrong, Szewczyk & Tobias
Toronto, Canada                                 CHARTERED ACCOUNTANTS
February 17, 2000

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 1999 AND 1998
                          (STATED IN CANADIAN DOLLARS)

                                                                                                         1999               1998
                                                                                                         ----               ----
ASSETS
    CURRENT
        Cash                                                                                          $   10,861          $  110,873
        Accounts Receivable                                                                              121,546             147,513
        Inventories [Notes 2(a) and 3]                                                                   136,994             187,319
        Prepaid Expenses and Deposits                                                                      7,905               7,905
                                                                                                      ----------          ----------
                                                                                                         277,306             453,610
                                                                                                      ----------          ----------

    CAPITAL [Note 4]                                                                                      60,631              74,356
                                                                                                      ----------          ----------
    OTHER
        Patents                                                                                        3,931,051           3,931,051
        Art Reproduction Rights                                                                          441,875             441,875
                                                                                                      ----------          ----------
                                                                                                       4,372,926           4,372,926
        Less - Accumulated Amortization [Note 2(b)]                                                    4,372,925           4,372,925
                                                                                                      ----------          ----------
                                                                                                               1                   1
                                                                                                      ----------          ----------

        Inventories [Notes 2(a) and 3]                                                                    38,647              20,083
                                                                                                      ----------          ----------

                                                           TOTAL ASSETS                               $  376,585          $  548,050
                                                                                                      ==========          ==========

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 1999 AND 1998
                          (STATED IN CANADIAN DOLLARS)

                                                                                                           1999              1998
                                                                                                           ----              ----
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities                                                   $    564,655        $    627,516
        Notes Payable [Note 5]                                                                          627,635             698,827
                                                                                                   ------------        ------------

                                                         TOTAL LIABILITIES                            1,192,290           1,326,343
                                                                                                   ------------        ------------

SHAREHOLDERS' DEFICIENCY
    CAPITAL STOCK [Note 6]
        PREFERENCE SHARES:
              805,000 {Series 1}                                                                      3,701,809           3,701,809
              466,941 {Series 2}                                                                      2,785,628           2,785,628

        COMMON SHARES:
           1,386,551 {1998 - 1,066,551}                                                               2,248,961           2,183,961
              50,000 {Class "C"}                                                                         50,000              50,000
                                                                                                   ------------        ------------

                                                                                                      8,786,398           8,721,398

    CONTRIBUTED SURPLUS                                                                              11,775,000          11,775,000

    DEFICIT                                                                                         (21,377,103)        (21,274,691)
                                                                                                   ------------        ------------
                                                                                                       (815,705)           (778,293)
                                                                                                   ------------        ------------
                                                         TOTAL LIABILITIES
                                                   LESS SHAREHOLDERS' DEFICIENCY                   $    376,585        $    548,050
                                                                                                   ============        ============

                            A.R.T. INTERNATIONAL INC.

                              STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
                          (STATED IN CANADIAN DOLLARS)

                                                                          1999                     1998                     1997
                                                                          ----                     ----                     ----
BALANCE - Beginning of Year                                            $21,274,691              $18,512,961              $17,781,250

ADD - Net Loss                                                             102,412                2,761,730                  731,711
                                                                       -----------              -----------              -----------

                                                                        21,377,103               21,274,691               18,512,961

ADD - Dividends [Note 7]                                                      --                       --                       --
                                                                       -----------              -----------              -----------

BALANCE - End of Year                                                  $21,377,103              $21,274,691              $18,512,961
                                                                       ===========              ===========              ===========


                            A.R.T. INTERNATIONAL INC.

                                STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
                          (STATED IN CANADIAN DOLLARS)

                                                                                  1999                1998                 1997
                                                                                  ----                ----                 ----
SALES                                                                         $ 1,043,550          $ 1,197,639          $   993,524
                                                                              -----------          -----------          -----------

COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                                           685,908              748,683              871,656

        Amortization of Capital Assets                                             10,216               35,673               24,702
                                                                              -----------          -----------          -----------
                                                                                  696,124              784,356              896,358
                                                                              -----------          -----------          -----------

                                  GROSS PROFIT                                    347,426              413,283               97,166
                                                                              -----------          -----------          -----------

SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                                                 391,028              623,739              489,335

        Foreign Exchange Loss                                                       9,075               87,143               21,359
        Amortization of Capital Assets                                              3,509                7,638               11,898
        Amortization of Patents                                                      --              2,358,630              262,071
        Loan Interest                                                              46,226               97,863               44,214
                                                                              -----------          -----------          -----------
                                                                                  449,838            3,175,013              828,877
                                                                              -----------          -----------          -----------
                                    LOSS FROM
                              OPERATIONS BEFORE TAXES                            (102,412)          (2,761,730)            (731,711)

PROVISION FOR INCOME TAXES [Note 11]                                                 --                   --                   --
                                                                              -----------          -----------          -----------

                                    NET LOSS                                  $  (102,412)         $(2,761,730)         $  (731,711)
                                                                              ===========          ===========          ===========

NET LOSS PER COMMON SHARE [Note 10(b)]                                        $     (0.09)         $     (2.59)         $     (4.88)
                                                                              ===========          ===========          ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 10(d)]                                                  1,146,551            1,066,551              149,852
                                                                              ===========          ===========          ===========

                            A.R.T. INTERNATIONAL INC.

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 1999, 1998 AND 1997
                          (STATED IN CANADIAN DOLLARS)

                                                                                    1999                1998                1997
                                                                                -----------         -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                    $  (102,412)        $(2,761,730)        $  (731,711)
    Adjustments for:
        Amortization of Capital Assets                                               13,725              43,311              36,600
        Amortization of Patents                                                        --             2,358,630             262,071
        Accrued Interest and Penalties on
           Notes Payable (Reversed)                                                 (41,192)            144,893              67,275
                                                                                -----------         -----------         -----------
                                                                                   (129,879)           (214,896)           (365,765)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                                          25,967             (80,518)             82,415
        Inventories - Current and Long-Term                                          31,761              49,053             134,527
        Prepaid Expenses and Deposits                                                  --               118,300             (67,767)
        Accounts Payable and Accrued Liabilities                                    (62,861)            163,360               6,853
        Accounts Payable - Related Party                                               --              (159,796)            (11,615)
        Customers' Deposits                                                            --                  --               (11,200)
                                                                                -----------         -----------         -----------
                                                                                   (135,012)           (124,497)           (232,552)
                                                                                -----------         -----------         -----------


CASH FLOWS FROM FINANCING ACTIVITIES

        Notes Payable                                                               (30,000)               --                  --
        Issuance of Capital Stock for Cash {Net}                                     65,000              50,000             332,500
                                                                                -----------         -----------         -----------
                                                                                     35,000              50,000             332,500
                                                                                -----------         -----------         -----------

                          NET INCREASE (DECREASE) IN CASH                          (100,012)            (74,497)             99,948

CASH - Beginning of Year                                                            110,873             185,370              85,422
                                                                                -----------         -----------         -----------

CASH - End of Year                                                              $    10,861         $   110,873         $   185,370
                                                                                ===========         ===========         ===========


                            A.R.T. INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 1999
                          (STATED IN CANADIAN DOLLARS)

  1.    INCORPORATION AND OPERATIONS

        The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings. By articles of amendment dated July 14, 1998, the name of the Company was changed from Artagraph Reproduction Technology Incorporated to A.R.T. International Inc.

  2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

        (A)   INVENTORIES

              (i) Inventories, whether classified as current or long-term assets, are valued at the lower of and market value. Cost is determined on a first-in, first-out basis.

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

        (B)   CAPITAL ASSETS

              Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

                  Equipment, Furniture and Fixtures........20% Declining Balance
                  Leasehold Improvements.................Straight-line over Term of the Lease

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

       (D)    MANAGEMENT REPRESENTATIONS

              In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 1999 and 1998 and the results of operations, cash flows and related note disclosures for the fiscal years ended November 30, 1999, 1998 and 1997 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the Reporting period. Actual results could differ from these estimates.


      Inventories consist of the following

                                                    1999                                             1998
                                 -----------------------------------------------------------------------------------
                                                Provision for                                    Provision for
                                                Obsolete and                                     Obsolete and
                                   Gross         Slow-Moving          Net            Gross        Slow-Moving         Net
                                  Amount         Inventories        Amount          Amount        Inventories       Amount
                                  ------         -----------        ------          ------        -----------       ------
      Finished Goods            $   75,583      $   (3,104)      $   72,479     $    81,058       $   (2,946)     $  78,112
      Work-in-Process               60,517           -               60,517         855,756         (805,053)        50,703
      Raw Materials                 42,645           -               42,645          78,587          -               78,587
                                ----------      ----------       ----------       ---------       ----------      ---------

                                $  178,745      $   (3,104)      $  175,641     $ 1,015,401       $ (807,999)     $ 207,402
                                ==========      ==========       ==========      ==========       ==========      =========

      Current Portion ...........................................$  136,994.......................................$ 187,319
      Non-current Portion........................................    38,647.......................................   20,083
                                                                 ----------                                       ---------

                                                                 $  175,641                                       $ 207,402
                                                                 ==========                                       =========


4.    CAPITAL ASSETS

                                                                              1999                                 1998
                                                                              ----                                 ----

                                                                            ACCUMULATED        NET BOOK          NET BOOK
                                                              COST         AMORTIZATION          VALUE             VALUE
      Equipment, Furniture and Fixtures                   $  641,821       $  581,190         $   60,631         $   74,356
      Moulds                                                 150,000          150,000               --                 --
      Leasehold Improvements                                 288,958          288,958               --                 --
                                                          ----------       ----------         ----------         ----------

                                                          $1,080,779       $1,020,148         $   60,631         $   74,356
                                                          ==========       ==========         ==========         ==========

5.    NOTES PAYABLE

      The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. Consequently, the total amount due, including accrued interest has been reflected as a current liability.

                                            -----------------------------      ------------------------------
                                                        1999                               1998
                                                        ----                               ----

                                            U.S. Dollars     Cdn. Dollars      U.S. Dollars       Cdn. Dollars
             Principal                        $315,000         $464,625           $315,000           $481,950
             Accrued Interest                  110,515          163,010            141,750            216,877
                                              --------         --------           --------           --------

                                              $425,515         $627,635           $456,750           $698,827
                                              ========         ========           ========           ========

      During the year, certain notes payable were reassigned to new note holders. Penalties which were accrued in previous years were reversed, as the note holders have not demanded repayment.

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

          The directors have authorized 875,000 class "A" preference shares, series 1, of which 805,000 were issued, each of which is convertible into 0.048 common shares.

          The directors have authorized an unlimited number of class "A" preference shares, series 2 of which 466,941 shares were issued on May 19, 1994 for a cash consideration of $2,779,413, each of which is convertible commencing November 13, 1995, into 0.24 common shares;

          (ii) Effective July, 1998, the shareholders authorized an unlimited number of class "B" preference shares. These shares are non-voting, retractable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued;

          (iii) Effective July, 1998, the shareholders authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid; and

          (iv)   Common shares

    (B)   CAPITAL STOCK

                                                                                   COMMON SHARES
                                                         --------------------------------------------------------------
                                                                    1999                                   1998
                                                         --------------------------------------------------------------
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                             ------           ------              ------          ------
            Balance - Beginning of Year                     1,066,551       $  2,183,961        266,629,785       $  2,183,961
            Add - Shares Issued During Year                   320,000             65,000               --                 --
                                                         ------------       ------------       ------------       ------------
                                                            1,386,551          2,248,961        266,629,785          2,183,961
            Less - Reverse Stock Split
                       of 250:1                                  --                 --          265,563,234               --
                                                         ------------       ------------       ------------       ------------

            Balance - End of Year                           1,386,551       $  2,248,961          1,066,551       $  2,183,961
                                                         ============       ============       ============       ============

     During the 1999 fiscal year, the Company issued 320,000 common shares for a total cash consideration of $65,000. On July 14, 1998, the Company effected a 250 for 1 reverse stock split. To effect the reverse split, the Company's outstanding shares were decreased from 266,629,785 common shares to 1,066,551 common shares.

                                                                             Class "C" Common Shares
                                                                    1999                                 1998
                                                        -----------------------------------------------------------------
                                                         Number of                            Number of
                                                          Shares            Amount              Shares            Amount
                                                          ------            ------              ------            ------
         Balance - Beginning of Year                      50,000            $50,000               --              $  --
         Add - Shares Issued During Year                    --                 --               50,000             50,000
                                                         -------            -------            -------            -------
         Balance - End of Year                            50,000            $50,000             50,000            $50,000


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

            The options and warrants are allocated as follows:

                                                                                                NUMBER OF SHARES
                                                                                                ----------------
                                                                                           1999                  1998
                                                                                           ----                  ----
            Balance - Beginning of Year                                                     13,800             3,475,000
            Less - Reverse Stock Split 250:1                                                  --               3,461,100
                                                                                         ---------             ---------
                                                                                            13,800                13,900
            Less - Options and Warrants Expired During Year                                    100                   100
                                                                                         ---------             ---------
                                                                                            13,700                13,800
            Add - Options and Warrants Issued During Year                                  105,000                  --
                                                                                         ---------             ---------

            Balance - End of Year                                                          118,700                13,800
                                                                                         =========             =========

The options and warrants granted and outstanding as at November 30, 1999 are as follows:

             COMMON SHARES
             UNDER OPTION       ---------------------------------
              OR SUBJECT
             TO WARRANTS        EXERCISE PRICE        EXPIRY DATE
             -----------        --------------        -----------

                     100         U.S. $375.00            2000
                   4,800         U.S. $  2.50            2000
                   4,800         U.S. $ 50.00            2000
                   4,000         U.S. $ 62.50            2002
                 105,000         U.S. $  0.25            2004
             -----------

                 118,700
             ===========

During the 1999 year, the Company issued 105,000 common stock options, pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 105,000 stock options were issued at an option price of $0.25 per stock option.

7.    DIVIDENDS

      (A)   CLASS "A" PREFERENCE SHARES, SERIES 1

     The holders of the class "A" preference shares, series 1, are entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable annually in cash or common shares at the discretion of the directors.

            The Company does not anticipate that any dividends will be declared and payable on the preference shares in the foreseeable future.

            The dividends payable, but not yet declared by the Company are as follows:

                 PERIOD ENDED             U.S. AMOUNT                CDN. AMOUNT
                 ------------             -----------                -----------

               December 1, 1993          $   120,750                $   177,503
               December 1, 1994              483,000                    710,010
               December 1, 1995              483,000                    710,010
               December 1, 1996              483,000                    710,010
               December 1, 1997              483,000                    710,010
               December 1, 1998              483,000                    710,010
               December 1, 1999              483,000                    710,010
                                         -----------                -----------

                                         $ 3,018,750                $ 4,437,563
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

            The Company does not anticipate that any dividends will be declared and payable on the preference shares in the foreseeable future.

            The dividends payable, but not yet declared by the Company are as follows:


                   PERIOD ENDED          U.S. AMOUNT               CDN. AMOUNT
                   ------------          -----------               -----------

               December 1, 1994         $    140,082               $    205,920
               December 1, 1995              280,165                    411,843
               December 1, 1996              280,165                    411,843

                    PERIOD ENDED          U.S. AMOUNT               CDN. AMOUNT
                    ------------          -----------               -----------

               December 1, 1997              280,165                    411,843
               December 1, 1998              280,165                    411,843
               December 1, 1999              280,165                    411,843
                                          ----------                 ----------

                                         $ 1,540,907                $ 2,265,135
                                          ==========                 ==========

8.    SEGMENTED INFORMATION

      The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

      Operations and identifiable assets by geographic segments are as follows:

                                                                               1999                   1998                   1997
                                                                            ----------             ----------             ----------
      DOMESTIC SALES - Canada                                               $   39,267             $   54,901             $   60,046

      INTERNATIONAL EXPORT SALES:
         U.S.A                                                                 971,569              1,083,681                857,357
         European Economic Community                                             3,035                 35,655                  3,178
         Other                                                                  29,679                 23,402                 72,943
                                                                            ----------             ----------             ----------

                                                                            $1,043,550             $1,197,639             $  993,524
                                                                            ==========             ==========             ==========

All significant identifiable assets and amortization relate to assets situated in Canada.

9.    LEASE COMMITMENT

      Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

             FISCAL YEAR ENDING                                        AMOUNT
             ------------------                                        ------

                2000.............................................$     58,340
                2001..............................................     58,340
                2002..............................................     64,174
                2003..............................................     64,174
                2004..............................................     10,695

10. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES


      The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

      The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                                        1999                                      1998                              1997
                          ----------------------------------------------------------------------------------------------
                                 CANADIAN          U.S.            CANADIAN          U.S.         CANADIAN          U.S.
                                 G.A.A.P.        G.A.A.P.          G.A.A.P.        G.A.A.P.       G.A.A.P.        G.A.A.P.
                                 -----------     -----------       ----------      ---------------------------------------
      (A)  BALANCE SHEET:

              Capital Stock
                  Issued        $  8,786,398    $ 10,827,941    $  8,721,398    $ 10,762,941    $  8,671,398    $ 10,712,941
                                ============    ============    ============    ============    ============    ============

              Accumulated
                  Deficit       $(21,377,103)   $(23,434,861)   $(21,274,691)   $(23,322,449)   $(18,512,961)   $(20,560,719)
                                ============    ============    ============    ============    ============    ============

      (B)  STATEMENT OF LOSS:

                                                                                         1999              1998              1997
                                                                                         ----              ----              ----
              Net Loss per Common Share under U.S. G.A.A.P                             $   (0.09)        $   (2.59)        $  (4.88)
                                                                                       =========         =========         ========

      (C)  WEIGHTED AVERAGE NUMBER OF SHARES
              - U.S. G.A.A.P. [Note 10(e)]                                             1,146,551         1,066,551          149,852
                                                                                       =========         =========         ========

      (D)  WEIGHTED AVERAGE NUMBER OF SHARES
              - CANADIAN G.A.A.P                                                       1,146,551         1,066,551          149,852
                                                                                       =========         =========         ========

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

           As the Company is in a loss position, the weighted average number of shares for U.S. G.A.A.P. purposes does not take into account the potential conversion of the preference shares or the stock options, as the effect would be anti-dilutive.

      (F)  EARNINGS PER SHARE

           The earnings per share of the second preceding year have been retroactively restated to reflect the sub-division of capital as a result of the July 14, 1998 reverse split.

           As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.

11.   INCOME TAXES

      There are no current or future income taxes payable in Canada or the United States.

      The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 (1998 - $7,079,031) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

      These losses expire as follows:

                      YEAR                         CANADIAN             U.S.               TOTAL
                      ----                         --------             ----               -----
                      2000 .......................$2,230,000         $     --           $2,230,000
                      2001 .......................   302,000               --              302,000
                      2002 .......................   717,000            400,000          1,117,000
                      2003 .......................      --            1,530,000          1,530,000
                      2004 .......................   924,031               --              924,031
                      2005 .......................   395,462               --              395,462
                      2006 .......................    88,687               --               88,687
                                                  ----------         ----------         ----------

                                                  $4,657,180         $1,930,000         $6,587,180
                                                  ==========         ==========         ==========

12.   GOING CONCERN

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern, is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital, the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

13.   MAJOR CUSTOMER

      Sales to specific major customers of the Company were as follows:

                                                                               Percentage                         Percentage
                                                              Percentage       of Accounts        Percentage      of Accounts
                                                              of Sales         Receivable         of Sales        Receivable
                                                              --------         ----------         --------        ----------
      SALES THROUGH ONE RETAIL
           COMPANY (U.S.)                                      40%               54%               28%              32%
                                                               ==                ==                ==               ==

      SALES THROUGH ONE ART
           PUBLISHING AGENT (U.S.)                             25%               22%               50%              41%
                                                               ==                ==                ==               ==

      During the year, the publishing agent who is a major customer underwent a financial restructuring and as a result approximately $62,000 of accounts receivable were written off. Management no longer considers the customer to be a financial risk.

14.   SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

      Interest in the amount of $30,000 and income taxes of $ Nil were paid during the 1999 year, whereas there were no interest or income tax payments made for the fiscal years ended November 30, 1998 and 1997.

15.   SUBSEQUENT EVENTS

      On December 15, 1999, the Company executed an agreement with 1375400 Ontario Limited, operating its business as "The Buck a Day Company" {hereinafter collectively referred to as "Buck"}, whereby the Company has the right to purchase a 40% interest in Buck for $400,000. The Company has until March 30, 2000 to complete its investment. As of February 17, 2000, the Company had paid Buck $300,000, being the minimum capital required to secure the investment. Under the agreement, the Company has the right to require Buck to repurchase all the shares from the Company at 120% of the amount originally paid if a third party wishes to purchase Buck.

      The Company funded the purchase of Buck shares from the sale of common shares under the Regulation S offering authorized by the Company in August, 1999. As of February 17, 2000, the Company had issued 1,000,000 common shares from treasury for $0.20 per share for total cash proceeds of $200,000 and, had received another $100,000 in subscriptions for an additional 500,000 common shares to be issued from treasury forthwith.

     PART III

     Item 9. Not applicable.

     Item 10. Directors and Executive Officers of the Registrant.

     On July 14, 1998, the Company held a Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Scarr, Michel van Herreweghe, Francoise Jacquel and Roger Kirby.

     Simon P. Meredith was elected a director of the Company and President and Chief Operating Officer in November, 1994. Mr. Meredith is a Chartered Accountant and was Vice President, Finance and Administration of Gormont Limited from April 1991 through December 1993. He was a consultant for Helix Investments Limited (a private investment group) from October 1990 through March 1991 and Vice President, Finance and Administration of Diecut Group, Inc from June 1987 through September 1990.

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

                                                       (In Canadian Dollars)
     ---------------------------------------------------------------------------------------------------------------
                                                                                      Long-Term
                                                                                      Compensation
                                     Annual Compensation                              Awards
     Name and                        Year Salary   Bonus    Other Annual    Restricted     Securities   All
     --------                        ---- -------  ------   ------------    ----------     ----------   ---
     Principal Position                   ($)      ($)      Compensation    Stock          Underlying   Other
     ------------------                   ---      ---      -------------   -----          ----------   -----
                                                            ($)             Awards ($)     Options (#)  Compensation ($)
                                                            ---             ----------     -----------  ----------------
     Simon Meredith                  1999    --       --      85,000(1)          --            --                  --
     President                       1998    --       --      85,000(1)          --            --                  --
                                     1997    --       --      75,000(1)          --            --                  --
     Roger Scarr                      --     --       --          --             --            --                  --
     Michel van Herreweghe            --     --       --          --             --            --                  --
     Francoise Jacquel                --     --       --          --             --            --                  --
     Roger Kirby                      --     --       --          --             --            --                  --

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

          None.

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

Michel van Herreweghe    Chairman of the Board                 Date 29 Feb. 2000

Simon P. Meredith        President                             Date 29 Feb. 2000