Form 10-Q
period 2000-02-29
A R T INTERNATIONAL INC
filed 2000-03-31
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 29, 2000
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

YES  X   NO
    ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares outstanding as at February 29, 2000: 2,886,551

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                February 29, 2000


      PART I                                                         PAGE [S]

      Balance sheets:
           As at February 29, 2000, and November 30, 1999               3-4

      Statements of Accumulated Deficit                                 5
          For the three months ended February 29, 2000
          For the three months ended February 28, 1999

      Statements of Loss                                                6
          For the three months ended February 29, 2000
          For the three months ended February 28, 1999

      Statements of Cash Flow                                           7
          For the three months ended February 29, 2000
          For the three months ended February 28, 1999

      Notes to Financial Statements                                     8-15

      Item 2.
          Management's discussions and analysis of financial condition and results of operations. 16-18

      PART II

              SIGNATURES                                                19

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)

              ASSETS
                                                                      3 Months Ended                  12 Months Ended
                                                                     February 29,2000                   Nov.30, 1999
                                                                        (Unaudited)                       (Audited)
                                                                                                          (Note 2)
              ---------------------------------------------------------------------------------------------------
              CURRENT ASSETS
              Cash                                                     $  31,888                         $ 10,861
              Accounts receivable                                         68,414                          121,546
              Inventory (Notes 2(a) and 3)                               124,000                          136,994
              Prepaid expenses and deposits                               13,026                            7,905
              ---------------------------------------------------------------------------------------------------
                                                                         237,328                          277,306
              CAPITAL ASSETS
              Equipment, furniture & fixtures                            641,821                          641,821
              Molds                                                      150,000                          150,000
              Leasehold improvements                                     288,958                          288,958
              ---------------------------------------------------------------------------------------------------
                                                                       1,080,779                        1,080,779
              Less: Accumulated depreciation                           1,024,148                        1,020,148
              ---------------------------------------------------------------------------------------------------
                                                                          56,631                           60,631

              Patents                                                  3,931,051                        3,931,051
              Art reproduction rights                                    441,875                          441,875
              ---------------------------------------------------------------------------------------------------
                                                                       4,372,926                        4,372,926
              Less: Accumulated amortization                           4,372,925                        4,372,925
              ---------------------------------------------------------------------------------------------------
                                                                               1                                1
              OTHER
              Investment in affiliated company
              (Note 12)                                                  300,000                                0
              Inventories (Notes 2(a) and 3)                              40,000                           38,647
              ---------------------------------------------------------------------------------------------------

              TOTAL ASSETS                                              $633,960                         $376,585
              ===================================================================================================


  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)

              LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      3 Months Ended                   12 Months Ended
                                                                     February 29,2000                    Nov.30, 1999
                                                                        (Unaudited)                       (Audited)
                                                                                                          (Note 2)
              ------------------------------------------------------------------------------------------------------
              CURRENT LIABILITIES
              Accounts payable and
               accrued liabilities                                       $    611,720                   $    564,655
              Notes payable (Note 4)                                          625,392                        627,635
              ------------------------------------------------------------------------------------------------------
                                                                            1,237,112                      1,192,290
              ------------------------------------------------------------------------------------------------------

              TOTAL LIABILITIES                                             1,237,112                      1,192,290

              CAPITAL STOCK (Note 5)

              Preference "A" sharesSeries 1                                 3,701,809                      3,701,809
              Series 2                                                      2,785,628                      2,785,628
              Class C Common                                                   50,000                         50,000
              Common shares                                                 2,548,961                      2,248,961
              ------------------------------------------------------------------------------------------------------
                                                                            9,086,398                      8,786,398
              CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
              DEFICIT                                                     (21,464,550)                   (21,377,103)
              -------------------------------------------------------------------------------------------------------
                                                                             (603,152)                      (815,705)
              TOTAL LIABILITIES AND
               SHAREHOLDERS' EQUITY                                      $    633,960                   $    376,585
              ======================================================================================================


  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)

                                                                    3 Months Ended                  3 Months Ended
                                                                  February 29, 2000               February  28, 1999
                                                                     (Unaudited)                      (Unaudited)
              -------------------------------------------------------------------------------------------------------
              Deficit - beginning of period                              $(21,377,103)                  $(21,274,691)
              Add - net loss                                                  (87,447)                       (10,242)
              -------------------------------------------------------------------------------------------------------

              Deficit - end of period                                    $(21,464,550)                 $ (21,284,933)
              =======================================================================================================


  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)

                                                                         3 Months Ended            3 Months Ended
                                                                       February 29, 2000          February 28,1999
                                                                           (Unaudited)               (Unaudited)

              SALES                                                          $177,237                       $426,369
              COST OF GOODS SOLD                                              150,451                        237,302
              ------------------------------------------------------------------------------------------------------

              GROSS PROFIT (LOSS)                                              26,786                        189,067
              OPERATING EXPENSES
              Selling general & administrative                                102,814                        106,590
              ------------------------------------------------------------------------------------------------------

              Operating income/(loss)                                         (76,028)                        82,477

              OTHER EXPENSES
              Note interest                                                    11,419                         17,719
              Other expenses                                                        0                         75,000
              ------------------------------------------------------------------------------------------------------
              TOTAL OTHER EXPENSES                                             11,419                         92,719

              NET INCOME (LOSS)                                             $ (87,447)                      $(10,242)
              ======================================================================================================

              NET LOSS PER COMMON SHARE                                        $0.05                          $0.01
              -----------------------------------------------------------------------------------------------------

              WEIGHTED AVE.NUMBER
               OF COMMON SHARES                                             1,606,551                      1,066,551
              ------------------------------------------------------------------------------------------------------


   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)

                                                                         3 Months Ended                3 Months Ended
                                                                        February 29, 2000             February 28, 1999
                                                                           (Unaudited)                   (Unaudited)

              Cash was provided by (applied to):
              OPERATING ACTIVITIES
                 Net loss for period                                       $  (87,447)                    $  (10,242)
                 Add: Items not requiring an
                 outlay of cash
                 Depreciation                                                   4,000                          7,789
              ------------------------------------------------------------------------------------------------------
                                                                              (83,447)                        (2,453)

              Accounts receivable                                              53,132                          7,845
              Inventories - current & long-term                                11,641                          3,412
              Prepaid expenses and deposits                                    (5,121)                        (9,138)
              Accounts payable and accrued
               liabilities                                                     47,065                        (14,013)
              Accounts payable - related party                                      0                              0
               Customer deposits                                                    0                              0
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               operating activities                                            23,270                        (14,347)

              INVESTMENT ACTIVITIES
                    Investment in affiliated company                         (300,000)                             0
                    Acquisition of capital assets
                    and art reproduction rights                                     0                              0
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               investment activities                                                0                              0

              FINANCING ACTIVITIES
              Common shares issued                                            300,000                              0
              Notes payable                                                    (2,243)                         1,843
              ------------------------------------------------------------------------------------------------------
              Cash provided by (used by)
               financing activities                                          (297,757)                         1,843
              ------------------------------------------------------------------------------------------------------

              INCREASE /(DECREASE) IN CASH                                     21,027                        (12,504)
              CASH, beginning of period                                        10,861                        110,873
              ------------------------------------------------------------------------------------------------------
              CASH, end of period                                           $  31,888                      $  98,369
              ======================================================================================================

              SUPPLEMENTAL DISCLOSURE OF CASH
              FLOW INFORMATION
              Interest paid in period                                              $0                             $0
              ------------------------------------------------------------------------------------------------------

              Income taxes paid in period                                          $0                             $0
              ------------------------------------------------------------------------------------------------------

   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
February 29, 2000

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The un-audited financial statements of the Company for the periods ended February 29, 2000, and February 28, 1999, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at February 29, 2000, and November 30, 1999, and the results of their operations and cash flows for the periods ended February 29, 2000, and February 28, 1999, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost or market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three years (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. These three-year periods are deemed to be an appropriate period for evaluating the historical sales of the Company's products, since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above.

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

At each balance sheet date, the Company reviews the remaining benefit associated with the Artagraph patents to ensure that the Company will generate sufficient undiscounted cash flows to recover their carrying cost. In accordance with this policy, all patents at November 30, 1998 have been written down to $1.

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

(d) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 29, 2000 and November 30, 1999 and the results of operations, changes in financial position and related note disclosures for the period ended February 29, 2000 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3.INVENTORIES

Inventories consist of the following:

                                             February 29, 2000                                 November 30, 1999
                                  ----------------------------------------       -----------------------------------------
                                                Provision for                                    Provision for
                                                Obsolete and                                     Obsolete and
                                  Gross          Slow-Moving         Net            Gross         Slow-Moving         Net
                                  Amount         Inventories        Amount          Amount        Inventories       Amount
                                  ------         -----------        ------          ------        -----------       ------
              Finished Goods        $ 65,000     $  -           $   65,000      $   75,583       $   (3,104)      $  72,479
              Work-in-Process         60,000        -               60,000          60,517            -              60,517
              Raw Materials           39,000        -               39,000          42,645            -              42,645
                                   ---------------------------------------      -------------------------------------------
                                   $ 164,000     $  -           $  164,000      $  178,745       $   (3,104)      $ 175,641
                                    ========     =======        ==========      ==========       ==========       =========
              Current Portion ..................................$  124,000.......................................$ 136,994
              Non-current Portion............................       40,000....................................      38,647
                                                                ----------                                        --------
                                                                $  164,000                                       $ 175,641
                                                                ==========                                       =========

              4.     NOTES PAYABLE

              The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. Consequently, the total amount due, including accrued interest and principal, has been reflected as a current liability.

                                                              2000                               1999
                                                 -------------------------------     ------------------------------
                                                 U.S. Dollars       Cdn. Dollars     U.S. Dollars      Cdn. Dollars
              Principal                           $   315,000       $  453,600        $  315,000         $  464,625
              Accrued Interest                        119,245          171,792           110,515            163,010
              -----------------------------------------------------------------------------------------------------

                                                  $   434,245       $  625,392        $  425,515         $  627,635
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

(ii) Class "B" preference shares

Effective July 1998, the shareholders have authorized an unlimited number of class "B" preference shares. These shares are non-voting, redeemable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued.

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

(b) Capital stock.

                                                                                  COMMON SHARES
                                                         ------------------------------------------------------------------
                                                                   2000                                   1999
                                                         -------------------------------     ------------------------------

                                                          Number of                             Number of
                                                           Shares            Amount               Shares            Amount
                                                          --------           ------               ------           -------
              Balance - Beginning of Year                   1,386,551       $ 2,248,961          1,066,551      $ 2,183,961
              Add - Shares Issued During Year               1,500,000          300,000             320,000           65,000
              -------------------------------------------------------------------------------------------------------------

              Balance - End of Year                         2,886,551       $ 2,548,961          1,386,551      $ 2,248,961
              =============================================================================================================

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

                                                                                    Number of shares
                                                                       ---------------------------------------------
                                                                       Feb. 29, 2000                   Nov. 30, 1999
                                                                       -------------                   -------------
              Bal. - beginning of period                                     118,700                          13,800
              Less - options and warrants expired                                  0                             100
              ------------------------------------------------------------------------------------------------------
              Balance of options and warrants                                118,700                          13,700
              Add - Options issued during the year                                 0                         105,000
              ------------------------------------------------------------------------------------------------------
                                                                             118,700                         118,700
              ------------------------------------------------------------------------------------------------------

              The options and warrants granted and outstanding as at February
              29, 2000 are as follows:

            Common shares
            under options
             or subject
             to warrants                Exercise price              Expiry date
             -----------                --------------              -----------

                       100                 $US 375.00                    2000
                     4,800                 $US   2.50                    2000
                     4,800                 $US  50.00                    2000
                     4,000                 $US  62.50                    2002
                   105,000                 $US   0.25                    2004
                   -------
                   118,700

During the 1999 year, the Company issued 105,000 common share stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten [10] percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 105,000 stock options were issued at an option price of $0.25 per stock option. These stock options have not been registered.

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

The dividends payable, but not yet declared by the Company, are as follows:

                      Period ended                   Amount US$
                      ------------                   ----------
                    December 1, 1993                  $120,750
                    December 1, 1994                   483,000
                    December 1, 1995                   483,000
                    December 1, 1996                   483,000
                    December 1, 1997                   483,000
                    December 1, 1998                   483,000
                    December 1, 1999                   483,000
                   February 29, 2000                   120,750
                 ---------------------------------------------
                   Total                           $ 3,139,500

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

The dividends payable, but not yet declared by the Company, are as follows:

                     Period ended                   Amount US$
                   December 1, 1994                  $140,082
                   December 1, 1995                   280,164
                   December 1, 1996                   280,164
                   December 1, 1997                   280,164
                   December 1, 1998                   280,164
                   December 1, 1999                   280,164
                  February 29, 2000                    70,041
               --------------------------------------------------
                              Total                 1,610,943

7. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                                                          February 29, 1999                November 30, 1999
                                                          ------------------               -----------------
                                                 Canadian                U.S.             Canadian        U.S.
                                                   GAAP                  GAAP              GAAP        GAAP
              -----------------------------------------------------------------------------------------------------------
              Capital stock issued                $  9,086,398          $ 11,127,941     $  8,786,398      $ 10,827,941
              ---------------------------------------------------------------------------------------------------------

              Accumulated Deficit                  (21,464,550)          (23,522,308)     (21,377,103)      (23,434,861)
              ----------------------------------------------------------------------------------------------------------

              (b) Statement of Loss:
                                                  February 29, 2000                      February 28, 1999
                                                  -----------------                      -----------------
              Net loss under Canadian
               & U.S. GAAP                            $(87,447)                              $(10,242)
              Net loss per common
               share under
              U.S. & Canadian GAAP                     $(0.05)                                $(0.01)
              Weighted average number
              of shares U.S. & Cdn GAAP              1,606,551                              1,066,551


9. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

 These losses, as expressed in Canadian dollars expire as follows:

 Year          Canadian U.S.                                 Total
 --------------------------------------------------------------------
 2000          2,230,000                          0         2,230,000
 2001            302,000                          0           302,000
 2002            717,000                    400,000         1,117,000
 2003                  0                  1,530,000         1,530,000
 2004            924,031                          0           924,031
 2005            395,462                          0           395,462
 2006             88,687                          0            88,687
 --------------------------------------------------------------------

              $4,657,180                 $1,930,000        $6,587,180


10. GOING CONCERN

The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern. There is substantial doubt that the Company has the ability to realize the carrying value of assets reported in the financial statements, which is dependent upon the attainment of profitable operations and the continued support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

11. RECLASSIFICATION

Certain figures with respect to the three-month period ended February 28, 1999 have been reclassified to conform with the presentation adopted for the three-month period ended February 29, 2000.

12. INVESTMENT IN AFFILIATE COMPANY & SUBSEQUENT EVENT

On December 15, 1999, the Company executed an agreement with 1375400 Ontario Limited, operating its business as "Buck a Day Company" [hereinafter collectively referred to as "Buck"] whereby the Company acquired the right to purchase a 40% interest in Buck for $400,000.

As of February 29, 2000 the Company had paid Buck $300,000, being the minimum capital to secure the investment. Under the agreement, the Company has the right to require Buck to repurchase all the shares from the Company at 120% of the amount originally paid if a third party wishes to purchase Buck.

Subsequent to the balance sheet date the Company issued 1,000,000 common shares for a total consideration of $200,000. $100,000 was utilized to complete the Buck investment. The balance of $100,000 was used for general working capital.

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

The Company recorded a net loss of $87,447 for the three-month period ended February 29, 2000, which was a higher net loss compared to the first quarter in 1999 of $10,242.

Sales revenues fell to $177,237 for the period of three months ended February 29, 2000, compared to fiscal 1999, at $426,369.

The Company reported a gross profit of $26,786 for the first quarter in fiscal 2000, down from the comparable quarter in fiscal 1999 at $189,067.

In the first quarter of fiscal 2000, total overhead expenses fell to $114,000 from $198,000 in fiscal 1999. The higher expenses, in 1999 are mainly attributable to a bad debt provision of $75,000 against accounts receivable and operating income, recorded by the Company in that quarter.

Operating cash flow for the first three months was positive at $23,270, an improvement compared to the same period in 1999, when the Company recorded a negative cash flow of $14,347. The Company's working capital balance remained negative at $999,783, as at February 29, 2000 compared to negative working capital of $914,984 at year-end November 30, 1999.

There is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the financial statements which is dependant upon the attainment of profitable operations and the continued financial support of its creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the three months ended February 29, 2000, the Company recorded sales to its main retail customer of $111,858, which represents 63% of its total sales revenues in that period. Sales to its major publishing client were $nil in the first three months of 2000, compared to $253,619 in the first quarter of fiscal

1999. The Company has signed an agreement with this publishing client to produce two images during fiscal 2000. This future business is approximately equal to $100 - 150,000 in gross sales revenues.

Owing to the Company's inability to finance new initiatives, or to actively participate in trade shows, or to hire dedicated sales personnel to sell to its markets, the Company continues to achieve limited success in developing new opportunities, with new or existing customers and markets.

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

The Company's success in the marketplace will depend upon raising additional capital, creating greater awareness of its products through aggressive advertising, participation at trade shows, as well as updating its library of images and providing new point-of-sale materials.

Gross Profit

The Company reported a gross profit of $26,786 in the first quarter of 2000. This was a reduction over the previous fiscal year and is mainly attributable to the lower sales revenues.

Liquidity and Capital Resources

Unless the Company is able to significantly increase sales from the level experienced year to date in 2000, or continue to raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

The Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Preference A Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted. The Company continues to seek alternative ways to mitigate the impact of the preferential share cumulative dividends.

During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. There is a limited market for the Company's shares.

The Company has not declared and paid dividends on its `Class A preference shares Series One' since May 1994. In addition, the Company has never declared and paid any dividends on its `Class A preference shares Series Two'. Except for the first year of dividends on the `Series Two' shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of February 29, 2000, the Company had total dividends payable, but not yet declared of US$3,139,500 and US$1,610,943 on its `Series One and Two Class A preference shares' respectively. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

In August 1999 the Company's Board of Directors approved a third offering of its common stock under Regulation S. As of February 29, 2000, the Company has issued 1,300,000 shares for total proceeds of $260,000 and, received $100,000 in subscriptions for an additional 500,000 shares. Proceeds of $300,000 were invested in a capital investment venture, whereby the Company has an agreement to purchase up to 40% of The Buck A Day Company ("Buck") for $400,000. The balance of $60,000 was utilized for working capital. As of March 30, 2000 the Company has raised an additional $200,000 through the Regulation S by issuing 1,000,000 shares. Of the total proceeds, $100,000 was used to complete the purchase of the 40% interest in Buck and the balance for general working capital.

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

Item (3) Default under Senior Securities:

         (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1999, and incorporated herein by reference.

         (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended February 29, 2000, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: March 30, 2000


/s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman

/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President