Form 10-Q
period 2000-05-31
A R T INTERNATIONAL INC
filed 2000-06-30
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 2000
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

                                   98-0082514

                 5-7100 Warden Avenue, Markham, Ontario, L3R 5M7

                  Registrant's telephone number: (800) 278-4723


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

             Common Shares outstanding as at May 31, 2000: 4,786,551

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                  May 31, 2000


 PART I                                                               PAGE [S]
 Balance sheets:
      As at May 31, 2000, and November 30, 1999                         3-4

 Statements of Accumulated Deficit                                      5
     For the six months ended May 31, 2000
     For the six months ended May 31, 1999

 Statements of Loss                                                     6
     For the three months ended May 31, 2000
     For the three months ended May 31, 1999
     For the six months ended May 31, 2000
     For the six months ended May 31, 1999

 Statements of Cash Flow                                                7
     For the six months ended May 31, 2000
     For the six months ended May 31, 1999

 Notes to Financial Statements                                          8-15

 Item 2.
     Management's discussions and analysis of financial
     condition and results of operations.                               16-19

 PART II

              SIGNATURES                                                20

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                                             6 Months Ended              12 Months Ended
                                                              May 31, 2000                 Nov.30, 1999
                                                              (Unaudited)                    (Audited)
                                                                                              (Note 2)
-------------------------------------------------------------------------------------------------------
 CURRENT ASSETS
 Cash                                                          $  59,806                      $  10,861
 Accounts receivable                                              77,423                        121,546
 Inventory (Notes 2(a) and 3)                                    174,162                        136,994
 Loan to affiliate                                                70,000                              0
 Prepaid expenses and deposits                                    13,026                          7,905
 ------------------------------------------------------------------------------------------------------
                                                                 394,417                        277,306
 CAPITAL ASSETS

 Equipment, furniture & fixtures                                 642,150                        641,821
 Molds                                                           150,000                        150,000
 Leasehold improvements                                          288,958                        288,958
 ------------------------------------------------------------------------------------------------------
                                                               1,081,108                      1,080,779
 Less: Accumulated depreciation                                1,039,467                      1,020,148
 ------------------------------------------------------------------------------------------------------
                                                                  41,641                         60,631

 Patents                                                       3,931,051                      3,931,051
 Art reproduction rights                                         441,875                        441,875
 ------------------------------------------------------------------------------------------------------
                                                               4,372,926                      4,372,926
 Less: Accumulated amortization                                4,372,925                      4,372,925
 ------------------------------------------------------------------------------------------------------
                                                                       1                              1
 OTHER
 Investment in affiliated company
 (Note 4)                                                        260,000                              0
 Inventories (Notes 2(a) and 3)                                   40,000                         38,647
 ------------------------------------------------------------------------------------------------------

 TOTAL ASSETS                                                 $  736,059                     $  376,585
 ======================================================================================================








   The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' EQUITY


                                                          6 Months Ended                12 Months Ended
                                                            May 31, 2000                   Nov.30, 1999
                                                            (Unaudited)                     (Audited)
                                                                                             (Note 2)
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                                       $    642,794                   $    564,655
Notes payable (Note 5)                                          645,716                        627,635
------------------------------------------------------------------------------------------------------
                                                              1,288,510                      1,192,290
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                             1,288,510                      1,192,290

CAPITAL STOCK (Note 6)

Preference "A" shares
Series 1                                                      3,701,809                      3,701,809
Series 2                                                      2,785,628                      2,785,628
Class C Common                                                   50,000                         50,000
Common shares                                                 2,928,961                      2,248,961
------------------------------------------------------------------------------------------------------
                                                              9,466,398                      8,786,398
CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
DEFICIT                                                     (21,793,849)                   (21,377,103)
-------------------------------------------------------------------------------------------------------
                                                               (552,451)                      (815,705)
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                        $  736,059                   $    376,585
======================================================================================================












   The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                                          6 Months Ended              6 Months Ended
                                                            May 31, 2000               May 31, 1999
                                                            (Unaudited)                 (Unaudited)
-------------------------------------------------------------------------------------------------------
Deficit - beginning of period                             $ (21,377,103)                 $ (21,274,691)
Add - net loss                                                 (416,746)                      (118,254)
-------------------------------------------------------------------------------------------------------

Deficit - end of period                                   $ (21,793,849)                 $ (21,392,945)
=======================================================================================================




















   The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)



                                   3 Mths Ended         3 Mths Ended        6 Mths Ended        6 Mths Ended
                                   May 31, 2000          May 31,1999        May 31, 2000        May 31, 1999
                                   (Unaudited)          (Unaudited)          (Unaudited)         (Unaudited)

SALES                               $  176,236           $  180,950           $  353,473           $  607,319
COST OF GOODS SOLD                     148,916              146,624              299,367              383,925
-------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                     27,320               34,326               54,106              223,394

OPERATING EXPENSES
Selling general
 & administrative                      197,687              114,458              283,501              215,397
-------------------------------------------------------------------------------------------------------------

Operating income/(loss)               (185,367)             (80,132)            (229,395)               7,997

OTHER EXPENSES
Amortization                             7,304               10,398               11,304               16,050
Note interest                           10,689               17,482               22,108               35,201
Loss from affiliate                    140,000                    0              140,000                    0
Other expenses                             939                    0               13,939               75,000
-------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                   158,932               27,880              187,351              126,251
-------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   $ (344,299)          $ (108,012)          $ (416,746)          $ (118,254)
=============================================================================================================

NET LOSS PER COMMON SHARE               $0.14                $0.10               $0.16                 $0.11
------------------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                    2,536,551            1,086,551            2,536,551            1,086,551
-------------------------------------------------------------------------------------------------------------





   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)



                                                            6 Months Ended                 6 Months Ended
                                                             May 31, 2000                    May 31, 1999
                                                             (Unaudited)                     (Unaudited)
 Cash was provided by (applied to):
 OPERATING ACTIVITIES
    Net loss for period                                      $  (416,746)                   $  (118,254)
    Add: Items not requiring an
    outlay of cash
    Depreciation                                                  19,320                         17,448
 ------------------------------------------------------------------------------------------------------
                                                                (397,426)                      (100,806)

 Accounts receivable                                              44,123                         59,270
 Inventories - current & long-term                               (38,521)                         3,412
 Loan to affiliate                                               (70,000)                             0
 Prepaid expenses and deposits                                    (5,121)                        (8,932)
 Accounts payable and accrued
  liabilities                                                     78,139                        (33,044)
 Accounts payable - related party                                      0                              0
  Customer deposits                                                    0                              0
 ------------------------------------------------------------------------------------------------------
 Cash provided by (used by)
  operating activities                                          (388,806)                       (80,100)

 INVESTMENT ACTIVITIES
 Investment in affiliated company (net
   of affiliate losses $140,000)                                (260,000)                             0
 Acquisition of capital assets
   and art reproduction rights                                      (330)                             0
 ------------------------------------------------------------------------------------------------------
 Cash provided by (used by)
  investment activities                                         (260,330)                             0

 FINANCING ACTIVITIES
 Common shares issued                                            680,000                          5,000
 Notes payable                                                    18,081                         22,200
 ------------------------------------------------------------------------------------------------------
 Cash provided by (used by)
  financing activities                                           688,081                         27,200
 ------------------------------------------------------------------------------------------------------

 INCREASE /(DECREASE) IN CASH                                     48,945                        (52,900)
 CASH, beginning of period                                        10,861                        110,873
 ------------------------------------------------------------------------------------------------------
 CASH, end of period                                           $  59,806                      $  57,973
 ======================================================================================================
 SUPPLEMENTAL DISCLOSURE OF CASH
 FLOW INFORMATION
 Interest paid in period                                              $0                             $0
 ------------------------------------------------------------------------------------------------------
 Income taxes paid in period                                          $0                             $0
 ------------------------------------------------------------------------------------------------------


   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2000

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
The un-audited financial statements of the Company for the periods ended May 31, 2000, and May 31, 1999, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at May 31, 2000, and November 30, 1999, and the results of their operations and cash flows for the periods ended May 31, 2000, and May 31, 1999, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(d) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 2000 and November 30, 1999 and the results of operations, changes in financial position and related note disclosures for the period ended May 31, 2000 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. INVENTORIES

Inventories consist of the following:

                              May 31, 2000                                 November 30, 1999
               ------------------------------------------      ------------------------------------------
                                 Provision for                              Provision for
                                  Obsolete and                               Obsolete and
                      Gross       Slow-Moving      Net         Gross         Slow-Moving          Net
                     Amount       Inventories    Amount        Amount        Inventories         Amount
                     ------       -----------    ------        ------        -----------         ------
 Finished Goods       $ 105,000     $  -      $  105,000      $   75,583      $   (3,104)      $  72,479
 Work-in-Process         60,000        -          60,000          60,517           -              60,517
 Raw Materials           49,162        -          49,162          42,645           -              42,645
              ------------------------------------------      ------------------------------------------
                      $ 214,162     $  -      $  214,162      $  178,745      $   (3,104)      $ 175,641
                       ========    =======    ==========      ==========      ==========       =========
 Current Portion .............................$  174,162.......................................$ 136,994
 Non-current Portion............................. 40,000....................................      38,647
                                                --------                                        --------
                                              $  214,162                                       $ 175,641
                                              ==========                                       =========


4. INVESTMENT IN AFFILIATE

On December 15, 1999, the Company executed an agreement with 1375400 Ontario Limited, operating its business as "Buck a Day Company" [hereinafter collectively referred to as "Buck"] whereby the Company acquired the right to purchase a 40% interest in Buck for $400,000.

As of May 31, 2000 the Company had paid Buck $400,000. Under the agreement, the Company has the right to require Buck to repurchase all the shares from the Company at 120% of the amount originally paid if a third party wishes to purchase Buck, prior to an IPO.

On May 1, 2000 the Company advanced Buck $70,000 by way of an interest bearing demand promissory note. At the Company's option, the note is convertible into 10% of the total outstanding common shares of Buck, which would result in the Company owning 50% of Buck.

In the 5 months period ending May 31, 2000 Buck realized start-up losses of $350,000. Accordingly, under equity accounting for long-term investments, the Company has booked its share of these losses, being $140,000. The investment of $400,000 in Buck is carried net of its share of these losses at $260,000.

5. NOTES PAYABLE

The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. Consequently, the total amount due, including accrued interest and principal, has been reflected as a current liability.

                                                2000                               1999
                                   -------------------------------     ------------------------------
                                   U.S. Dollars       Cdn. Dollars     U.S. Dollars      Cdn. Dollars
Principal                           $   315,000       $  459,900        $  315,000         $  464,625
Accrued Interest                        127,422          185,816           110,515            163,010
-----------------------------------------------------------------------------------------------------

                                    $   442,422       $  645,716        $  425,515         $  627,635
                                     ==========       ==========         =========          =========

During 1999, certain notes payable were reassigned to new note holders. Penalties, which were accrued in previous years, were reversed, as the note holders have agreed to a postponement of payment of interest and repayment of principal until September 30, 2000.

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

(b) Capital stock.

                                                                      COMMON SHARES
                                            -----------------------------------------------------------------
                                                         2000                               1999
                                            -----------------------------------------------------------------
                                              Number of                            Number of
                                               Shares           Amount              Shares           Amount
                                               ------           ------              ------           ------
Balance - Beginning of Year                   1,386,551       $ 2,248,961          1,066,551      $ 2,183,961
Add - Shares Issued During Year               3,400,000           680,000            320,000           65,000
-------------------------------------------------------------------------------------------------------------

Balance - End of Year                         4,786,551       $ 2,928,961          1,386,551      $ 2,248,961
=============================================================================================================

During the first six months of the 2000 fiscal year the Company issued 3,400,000 common shares for total proceeds of $680,000. The shares were issued pursuant to the August 1999 Regulation S offering. Proceeds from the offering were used as follows:

           Investment in affiliate (see note 4)              $  400,000
           Loan to affiliate                                     70,000
           Direct marketing TV program                          100,000
           General working capital                              110,000
                                                                -------
                                                             $  680,000

As of June 30, 2000 the Company still had to issue a treasury order for 500,000 of the 3,400,000 common shares.

Class "C" Common Shares

The Company issued 50,000 class "C" common shares on September 1, 1998, for a total consideration of $50,000. Subsequent to the quarter end, the Company issued an additional 50,000 class "C" common shares on June 15, 2000 for a total consideration of $50,000.

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

                                                                      Number of shares
                                                          -------------------------------------------
                                                            May 31 2000                    Nov. 30 1999
                                                            -----------                    ------------
Bal. - beginning of period                                      118,700                         13,800
Less - options and warrants expired                                   0                            100
------------------------------------------------------------------------------------------------------
Balance of options and warrants                                 118,700                         13,700
Add - Options issued during the year                            119,800                        105,000
------------------------------------------------------------------------------------------------------
                                                                238,500                        118,700
------------------------------------------------------------------------------------------------------

The options and warrants granted and outstanding as at May 31, 2000 are as follows:

          Common shares
          under options
            or subject
           to warrants                Exercise price              Expiry date
           -----------                --------------              -----------

                   100                 $US 375.00                    2000
                 4,800                 $US   2.50                    2000
                 4,800                 $US  50.00                    2000
                 4,000                 $US  62.50                    2002
               105,000                 $US   0.25                    2004
               119,800                 $US   0.25                    2005
               -------
               118,700
               =======

During the 2000 year, the Company issued 119,800 common share stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten [10] percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 105,000 stock options were issued at an option price of $0.25 per stock option. These stock options have not been registered.

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

The dividends payable, but not yet declared by the Company, are as follows:

                 Period ended                   Amount US$
                 ------------                   ----------
               December 1, 1993                  $120,750
               December 1, 1994                   483,000
               December 1, 1995                   483,000
               December 1, 1996                   483,000
               December 1, 1997                   483,000
               December 1, 1998                   483,000
               December 1, 1999                   483,000
                   May 31, 2000                   241,500
              -------------------------------------------
              Total                           $ 3,260,250

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

              The dividends payable, but not yet declared by the Company, are as follows:

                     Period ended                Amount US$
                     ------------                ----------
               December 1, 1994                  $140,082
               December 1, 1995                   280,164
               December 1, 1996                   280,164
               December 1, 1997                   280,164
               December 1, 1998                   280,164
               December 1, 1999                   280,164
                   May 31, 2000                   140,082
               ------------------------------------------
                          Total                 1,680,984

8. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $54,000 annually until

13 January 31, 2001, and thereafter approximately $64,000 annually until January 31, 2003.

9. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                                                  May 31, 1999                     November 30, 1999
                                                  -------------                    -----------------
                                        Canadian                U.S.             Canadian           U.S.
                                          GAAP                  GAAP              GAAP              GAAP
  ---------------------------------------------------------------------------------------------------------
                                       $                     $                $                $

  Capital stock issued                   9,466,398            11,507,941        8,786,398        10,827,941
  ---------------------------------------------------------------------------------------------------------

  Accumulated Deficit                  (21,793,849)          (23,851,156)     (21,377,103)      (23,434,861)
  ----------------------------------------------------------------------------------------------------------

  (b) Statement of Loss:
                                         May 31, 2000                          May 31, 1999
                                         ------------                          ------------

  Net loss under Canadian
   & U.S. GAAP                          $ (416,746)                             $(118,254)
  Net loss per common
   share under
  U.S. & Canadian GAAP                      $(0.16)                                $(0.11)
  Weighted average number
  of shares U.S. & Cdn GAAP              2,536,551                              1,086,551


10. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

 These losses, as expressed in Canadian dollars expire as follows:

 Year                 Canadian                      U.S.                           Total
 -------------------------------------------------------------------------------------------
 2000                 2,230,000                          0                         2,230,000
 2001                   302,000                          0                           302,000
 2002                   717,000                    400,000                         1,117,000
 2003                         0                  1,530,000                         1,530,000
 2004                   924,031                          0                           924,031
 2005                   395,462                          0                           395,462
 2006                    88,687                          0                            88,687
 -------------------------------------------------------------------------------------------
                     $4,657,180                 $1,930,000                        $6,587,180

11. GOING CONCERN

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

12. RECLASSIFICATION

Certain figures with respect to the three-month period ended May 31, 1999 have been reclassified to conform with the presentation adopted for the three-month period ended May 31, 2000.

13. SUBSEQUENT EVENT

Subsequent to the balance sheet date the Company issued 50,000 class "C" common shares for a total consideration of $50,000. The proceeds will be utilized to pay for the annual general and special shareholder's meeting and other operating costs.

The meeting is scheduled for July 14, 2000 and includes a special resolution amending the articles of the Company, whereby effective July 16, 2000 the Class A Preference Shares, Series 1 and 2, will be converted into and become common shares, at the rate of 0.5837142 and 0.711214 common shares, for each Series 1 and Series 2 Class A Preference Share respectively.

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

The Company recorded a net loss of $344,299 for the three-month period ended May 31, 2000, which brought the total losses for the first six months to $416,746.

Sales revenues were $176,598 for the period of three months ended May 31, 2000, very similar to the first quarter sales of $176,875.

The y-t-d net loss includes the Company's equity-share of losses from start-up operations of its affiliated company of $140,000.

In addition, the Company's 2nd quarter loss included expenses for its TV commercial production and initial media bookings of approximately $100,000.

The Company has raised $670,000 in equity financing in the first six months of fiscal 2000. $400,000 of the proceeds was utilized to purchase a 40% ownership in a direct marketing company. In addition, the Company has advanced a demand loan of $70,000 with the same company, which is convertible into securities, whereby ART would own 50% of the issued and outstanding common shares. The balance of the proceeds was invested in marketing activities.

Notwithstanding, there is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the financial statements, which is dependant upon the attainment of profitable operations and the continued financial support of its investors and creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the six months ended May 31, 2000, the Company recorded sales to its main retail customer of $209,110, which represented 59% of its total sales revenues in that period. Sales to its major publishing client were $nil in the first six months of 2000, compared to $258,830 in the first half of fiscal 1999. The Company has signed an agreement with this publishing client to produce two images during fiscal 2000. This future business is approximately equal to $100 - 150,000 in gross sales revenues.

Subsequent to the balance sheet date the Company was awarded the first of the two contracts to reproduce a painting by Alan Bean, an Astronaut from the NASA Apollo Space Program. The texture and brushstrokes are being exactly reproduced with the Company's patented technology, whereby the mold was poured directly onto the original painting. Each reproduction will be further enhanced by the application, during the Company's production process, of particles from pulverized material that accompanied Alan Bean to the moon.

During the second quarter the Company produced a TV commercial in order to market its products directly to consumers. The initial media advertising was placed on Canadian TV stations, including Report on Business channel. Sales orders will be taken by the Company's affiliate, which produced the TV commercial. The Company plans to place media on United States TV stations in the near future, although the extent of this is dependant on raising additional capital.

In addition, the Company has contracted with a consultant to produce its first official web site. The web site will focus its content on raising awareness of the Company's product and processes.

Owing to the Company's limited resources to finance new initiatives, or to actively participate in trade shows, or to hire dedicated sales personnel to sell to its markets, the Company continues to achieve limited success in developing new opportunities, with new or existing customers and markets.

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

While the Company is currently in discussions with several major publishing customers, there can be no guarantee that these efforts will be successful in generating new revenues.

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

Gross Profit

The Company reported a gross profit of $54,106 in the first quarter of 2000. This was a reduction over the previous fiscal year's gross profit of $223,394 and is mainly attributable to the lower sales revenues. Gross sales revenues for the first six months were $35l,473 versus $607,319 in fiscal 1999.

Selling, General and Administration expenses

These expenses were higher in the second quarter, at a $197,687 compared to the first quarter's at $85,814. The increase is attributable to the direct marketing costs producing the TV commercials and running them on Canadian TV stations.

Liquidity and Capital Resources

Unless the Company is able to significantly increase sales from the level experienced year to date in 2000, or continue to raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to continue to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board. There is a limited market for the Company's shares.

The Company believes that until the capital structure of the Company is simplified, including the elimination of the on-going diluting impact of the Class "A" Preference Share cumulative dividends, the Company's ability to raise additional capital will be severely restricted.

The Company has not declared and paid dividends on its `Class A preference shares Series One' since May 1994. In addition, the Company has never declared and paid any dividends on its `Class "A" preference shares Series Two'. Except for the first year of dividends on the `Series Two' shares, which are payable in cash, the Company can elect to pay dividends in common shares. As of May 31, 2000, the Company had total dividends payable, but not yet declared of US$3,260,250 and US$1,680,984 on its `Series One and Two Class A preference shares' respectively. The Company does not anticipate declaring dividends on any of its securities for the foreseeable future.

The Company has scheduled an annual general and special meeting of shareholders on July 14, 2000, whereby the shareholders are requested to vote on approving a special resolution amending the articles of the corporation. If approved by the required majority, effective July 16, 2000 the issued and outstanding Class A Preference Shares, series 1 and 2, will be converted into and become common shares at the rate 0.5837142 and 0.711214 common shares for each Class A Preference share, series 1 and 2 respectively. This will result in the expiry of the undeclared dividends of US$4,941,234.

In August 1999 the Company's Board of Directors approved a third offering of its common stock under Regulation S. As of May 31, 2000, the Company had issued 2,900,000 shares for total proceeds of $580,000 and, received $100,000 in subscriptions for an additional 500,000 shares. Proceeds of $400,000 were invested in a capital investment venture, whereby the Company has purchased a 40% holding of The Buck A Day Company ("Buck") for $400,000. $70,000 was advanced to Buck under an interest bearing demand promissory note. $100,000 was expended on the TV commercial production and initial placement of media on Canadian TV channels. The balance of $110,000 was utilized for working capital. As of June 30, 2000 the Company has raised an additional $50,000 through the sale of class "C" common shares. The total proceeds were used to complete the arrangements of the annual general and special shareholder's meeting, scheduled for July 14, 2000.

Under the agreement with Buck, the Company has the right to require Buck to repurchase the shares sold to the Company for 120% of its original investment, equal to $500,000, provided the Company exercises its rights in this regard, and only in the event that a third party wishes to purchase Buck, prior to Buck filing its IPO.

Upon the completion of the above noted transactions the Company will have issued and outstanding 4,786,551 common shares. However, the Class C Common Shares, including the June 14 issuance of 50,000 shares, represent a total of 10,000,000 votes. Therefore, the Class C Common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default under Senior Securities:

         (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 1999, and incorporated herein by reference.

         (ii) Dividends. As reported in this Company's Quarterly Report on Form 10-Q for the quarter ended May 31, 2000, in the section on Liquidity and Capital Resources under Management's Discussion and Analysis, and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: June 30, 2000




/s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
    Chairman




/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
    President