Form 10-Q
period 2000-08-31
A R T INTERNATIONAL INC
filed 2000-10-04
CIK 810269

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the quarter ended August 31, 2000
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

Common Shares outstanding as at August 31, 2000: 20,716,780

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                               QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                 August 31, 2000

PART I                                                                 PAGE [S]
Balance sheets:
   As at August 31, 2000, and November 30, 1999                        3-4

Statements of Accumulated Deficit                                      5
   For the nine months ended August 31, 2000
   For the nine months ended August 31, 1999

Statements of Loss                                                     6
   For the three months ended August 31, 2000
   For the three months ended August 31, 1999
   For the nine months ended August 31, 2000
   For the nine months ended August 31, 1999

Statements of Cash Flow                                                7
     For the nine months ended August 31, 2000
     For the nine months ended August 31, 1999

Notes to Financial Statements                                          8-16

Item 2.
     Management's discussions and analysis of financial
     condition and results of operations.                              17-20

PART II
        SIGNATURES                                                     21

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                                                       9 Months Ended                      12 Months Ended
                                                                       August 31,2000                        Nov.30, 1999
                                                                         (Unaudited)                           (Audited)
                                                                                                               (Note 2)
------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                     $   71,451                           $   10,861
Accounts receivable                                                         173,699                              121,546
Inventory (Notes 2(a) and 3)                                                174,162                              136,994
Loan to affiliate                                                                 0                                    0
Prepaid expenses and deposits                                                10,181                                7,905
------------------------------------------------------------------------------------------------------------------------
                                                                            429,493                              277,306
CAPITAL ASSETS
Equipment, furniture & fixtures                                             642,150                              641,821
Molds                                                                       150,000                              150,000
Leasehold improvements                                                      288,958                              288,958
------------------------------------------------------------------------------------------------------------------------
                                                                          1,081,108                            1,080,779
Less: Accumulated depreciation                                            1,052,347                            1,020,148
------------------------------------------------------------------------------------------------------------------------
                                                                             28,761                               60,631

Patents                                                                   3,931,051                            3,931,051
Art reproduction rights                                                     441,875                              441,875
------------------------------------------------------------------------------------------------------------------------
                                                                          4,372,926                            4,372,926
Less: Accumulated amortization                                            4,372,925                            4,372,925
------------------------------------------------------------------------------------------------------------------------
                                                                                  1                                    1
OTHER

Investment in affiliated company
(Note 4)                                                                    384,183                                    0
Inventories (Notes 2(a) and 3)                                               40,000                               38,647
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $  867,438                           $  376,585
========================================================================================================================

The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                    9 Months Ended                         12 Months Ended
                                                                    August 31,2000                           Nov.30, 1999
                                                                        (Unaudited)                           (Audited)
                                                                                                              (Note 2)
------------------------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                                                   $    645,058                         $    564,655
Notes payable (Note 5)                                                      668,826                              627,635
------------------------------------------------------------------------------------------------------------------------
                                                                          1,313,884                            1,192,290
------------------------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                                         1,313,884                            1,192,290

CAPITAL STOCK (Note 6)

Preference "A" shares
Series 1                                                                          0                            3,701,809
Series 2                                                                          0                            2,785,628
Class C Common                                                              150,001                               50,000
Common shares                                                             9,481,543                            2,248,961
------------------------------------------------------------------------------------------------------------------------
                                                                          9,631,544                            8,786,398
CONTRIBUTED SURPLUS                                                      11,775,000                           11,775,000
DEFICIT                                                                 (21,852,990)                         (21,377,103)
-------------------------------------------------------------------------------------------------------------------------
                                                                           (446,446)                            (815,705)
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                  $    867,438                         $    376,585
========================================================================================================================

The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)


                                                                     9 Months Ended                       9 Months Ended
                                                                     August 31, 2000                      August 31, 1999
                                                                        (Unaudited)                         (Unaudited)
-------------------------------------------------------------------------------------------------------------------------
Deficit - beginning of period                                         $ (21,377,103)                       $ (21,274,691)
Add: - net loss                                                            (475,885)                            (224,789)
     - stock dividends (note 7)                                                  (2)                                   0
-------------------------------------------------------------------------------------------------------------------------

Deficit - end of period                                               $ (21,852,990)                       $ (21,499,480)
=========================================================================================================================

The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                          3 Mths Ended              3 Mths Ended             9 Mths Ended           9 Mths Ended
                                           Aug.31, 2000              Aug.31,1999             Aug.31, 2000            Aug.31, 1999
                                           (Unaudited)               (Unaudited)              (Unaudited)            (Unaudited)

SALES                                       $  247,466               $  202,023               $  600,939              $  809,342
COST OF GOODS SOLD                             178,373                  156,434                  477,740                 540,359
--------------------------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                             69,093                   45,589                  123,199                 268,983

OPERATING EXPENSES
Selling general
 & administrative                              149,018                  130,065                  432,519                 345,462
--------------------------------------------------------------------------------------------------------------------------------

Operating loss                                  79,925                   84,477                  309,320                  76,480

OTHER (INCOME) / EXPENSES
Amortization                                     7,536                   10,411                   18,840                  26,463
Note interest                                   11,498                   11,647                   33,606                  33,606
(Profit)/Loss from affiliate                   (54,183)                       0                   85,817                       0
Other expenses                                  14,362                        0                   28,302                  75,000
--------------------------------------------------------------------------------------------------------------------------------
TOTAL OTHER (INCOME)
 / EXPENSES                                    (20,787)                  22,058                  166,565                 148,309
--------------------------------------------------------------------------------------------------------------------------------
NET LOSS                                    $   59,138               $  106,535               $  475,885              $  224,789
================================================================================================================================

NET LOSS PER COMMON SHARE                       $0.007                   $0.098                   $0.058                  $0.207
--------------------------------------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                            8,091,949                1,086,551                8,091,949               1,086,551
--------------------------------------------------------------------------------------------------------------------------------

The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                                      9 Months Ended                      9 Months Ended
                                                                      August 31, 2000                     August 31, 1999
                                                                        (Unaudited)                         (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                                  $  (475,885)                         $  (224,789)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                                              32,200                               27,009
------------------------------------------------------------------------------------------------------------------------
                                                                           (443,685)                            (197,780)

Accounts receivable                                                         (52,153)                              89,361
Inventories - current & long-term                                           (23,521)                              23,811
Prepaid expenses and deposits                                                (2,276)                              (6,056)
Accounts payable and accrued
 liabilities                                                                 80,403                              (28,722)
Accounts payable - related party                                                  0                                    0
 Customer deposits                                                                0                                    0
------------------------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                                      (441,232)                            (119,387)

INVESTMENT ACTIVITIES
Investment in affiliated company (net
  of affiliate losses $80,817)                                             (384,183)                                   0
Acquisition of capital assets
  and art reproduction rights                                                  (331)                                   0
------------------------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                                     (384,514)                                   0

FINANCING ACTIVITIES
Common shares issued (note 6)                                               845,145                                    0
Notes payable                                                                41,191                               26,488
------------------------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                                       886,336                               26,488
------------------------------------------------------------------------------------------------------------------------
INCREASE /(DECREASE) IN CASH                                                 60,590                              (92,899)
CASH, beginning of period                                                    10,861                              110,873
------------------------------------------------------------------------------------------------------------------------
CASH, end of period                                                     $    71,451                          $    17,974
========================================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH
FLOW INFORMATION
Interest paid in period                                                          $0                                   $0
------------------------------------------------------------------------------------------------------------------------
Income taxes paid in period                                                      $0                                   $0
------------------------------------------------------------------------------------------------------------------------

The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
August 31, 2000

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
The un-audited financial statements of the Company for the periods ended August 31, 2000, and August 31, 1999, have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 1999 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements. In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial position of the Company at August 31, 2000, and November 30, 1999, and the results of their operations and cash flows for the periods ended August 31, 2000, and August 31, 1999, and, should be read in conjunction with the audited financial statements for the year ended November 30, 1999. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(b) Capital Assets

Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

Equipment, Furniture and Fixtures -- 20% declining balance. Leasehold Improvements -- Straight-line over the term of the lease.

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

(d) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at August 31, 2000 and November 30, 1999 and the results of operations, changes in financial position and related note disclosures for the period ended August 31, 2000 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. INVENTORIES

Inventories consist of the following:

                                        August 31, 2000                                          November 30, 1999
                        -------------------------------------------------         -------------------------------------------------
                                         Provision for                                             Provision for
                                         Obsolete and                                              Obsolete and
                         Gross            Slow-Moving            Net              Gross             Slow-Moving          Net
                         Amount           Inventories           Amount            Amount            Inventories         Amount
                         ------          -------------          ------            ------           -------------        ------

Finished Goods        $ 105,000            $   -              $  105,000        $   75,583          $   (3,104)        $  72,479
Work-in-Process          60,000                -                  60,000            60,517                 -              60,517
Raw Materials            49,162                -                  49,162            42,645                 -              42,645
             -----------------------------------------------------------   -----------------------------------------------------
                      $ 214,162            $   -              $  214,162        $  178,745          $   (3,104)        $ 175,641
                      =========            ========           ==========        ==========          ===========        =========
Current Portion ............................................. $  174,162   ..........................................  $ 136,994
Non-current Portion..........................................     40,000   ..........................................     38,647
                                                              ----------                                               ---------
                                                              $  214,162                                               $ 175,641
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

As of May 31, 2000 the Company had paid Buck $400,000. Under the agreement, the Company has the right to require Buck to repurchase all the shares from the Company at 120% of the amount originally paid if a third party wishes to purchase Buck, prior to an initial public offering.

On May 1, 2000 the Company advanced Buck $70,000 by way of an interest bearing demand promissory note, convertible at the Company's option into 10% of the total outstanding common shares of Buck. On August 8, 2000 the Company exercised its option, whereby the Company now owns 50% of Buck.

In the 8 months period ending August 31, 2000 Buck realized start-up losses of $239,873. The Company does not exercise control over the operations of Buck or control its board of directors. Two parties, who control the day-to-day operations and the board of directors and are related to each other, own the other 50% of the common shares of Buck. Accordingly, under equity accounting for long-term investments, the Company has booked its share of these losses, being $85,817. The investment of $470,000 in Buck is carried net of its share of these losses at $384,183. Below, are the summarised operating statements for the three and eight months ending August 31, 2000 and the balance sheet as at August 31, 2000, for Buck.

OPERATING STATEMENTS (UNAUDITED):

                                                                  3 Mths Ended               8 Mths Ended
                                                                   Aug.31, 2000              Aug.31, 2000
                                                                    (Unaudited)              (Unaudited)

SALES                                                               $ 1,896,063             $  2,481,101
COST OF GOODS SOLD                                                    1,396,733                1,902,801
--------------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                                                     499,330                  578,300
--------------------------------------------------------------------------------------------------------
GM %                                                                         26                       23
Selling general
 & administrative                                                       402,006                  818,173
---------------------------------------------------------------------------------------------------------
Operating income/(loss)                                             $    97,324             $   (239,873)
--------------------------------------------------------------------------------------------------------

Under its accounting policy for revenue recognition, Buck accrues estimated sales revenues for mailed contracts to supply its products that will be shipped after the balance sheet date. The accrued revenues allow for estimated returns of products and an estimated percentage of contracts that may not be fulfilled. At August 31, 2000, Buck has recorded $778,902 of estimated accrued sales revenues. Accordingly, Buck has recognized estimated gross profit on future shipments of its products of approximately $205,000.

BALANCE SHEET (UNAUDITED):
CURRENT ASSETS

                                                                                                            Aug.31, 2000
                                                                                                            ------------
Cash                                                                                                         $    32,748
Accounts receivable                                                                                              926,728
Prepaid expenses & assets                                                                                         63,034
------------------------------------------------------------------------------------------------------------------------
                                                                                                               1,022,510
CAPITAL ASSETS
Equipment, furniture & fixtures                                                                                  144,076
Software                                                                                                          26,296
------------------------------------------------------------------------------------------------------------------------
                                                                                                                 170,372
Less: Accumulated depreciation                                                                                    12,000
------------------------------------------------------------------------------------------------------------------------
                                                                                                                 158,372
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                                                                 $ 1,180,882
------------------------------------------------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                                                                                         $   810,794
------------------------------------------------------------------------------------------------------------------------
                                                                                                                 810,794
LONG TERM LIABILITIES                                                                                            140,000
------------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                                                                                950,794

CAPITAL STOCK
Common shares                                                                                                    470,000
------------------------------------------------------------------------------------------------------------------------
                                                                                                                 470,000
DEFICIT                                                                                                         (239,912)
-------------------------------------------------------------------------------------------------------------------------
                                                                                                                 230,088
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                                                                        $ 1,180,882
========================================================================================================================

5. NOTES PAYABLE

The Company is in default of principal and interest payments on these notes payable that bear interest at 10%. Consequently, the total amount due, including accrued interest and principal, has been reflected as a current liability.

                                                        2000                                     1999
                                            ---------------------------------        ---------------------------------
                                            U.S. Dollars         Cdn. Dollars        U.S. Dollars          Cdn. Dollars
Principal                                   $   315,000           $  467,869          $  315,000            $  464,625
Accrued Interest                                135,297              200,957             110,515               163,010
----------------------------------------------------------------------------------------------------------------------

                                            $   450,297           $  668,826          $  425,515            $  627,635
                                            ===========           ==========          ==========            ==========

During 1999, certain notes payable were reassigned to new note holders. Penalties, which were accrued in previous years, were reversed, as the note holders have agreed to a postponement of payment of interest and repayment of principal until September 30, 2000. The Company has not repaid the notes or paid the accrued interest as of September 30, 2000.

These notes payable and accrued interest are secured by a general security agreement over all the assets of the Company.

6. CAPITAL STOCK

(a) The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

(i) Non-voting, redeemable, class "A" preference shares, series 1 and series 2; convertible into common shares and have the right to cumulative dividends, as and when declared, in the amount of U.S. $0.60 per share per annum.

The directors have authorized 805,000 class "A" preference shares, series 1, of which 805,000 are issued, each of which is convertible into 0.048 common shares.

The directors have authorized an unlimited number of class "A" preference shares, series 2, of which 466,941 shares are issued, each of which is convertible into 0.24 common shares.

On July 14, 2000, at the Annual, General and Special meeting of Shareholders of the Company, the Shareholders approved an amendment to the articles of the Corporation, whereby, effective July 16 2000, all of the issued and outstanding 805,000 Series 1 Class A Preference Shares and all of the issued and outstanding 466,941 Series 2 Class A Preference Shares were converted into and became Common Shares, at the rate of 0.5837142 and 0.711214 common shares for each Series 1 and Series 2 Class A Preference Shares respectively.

(ii) Class "B" preference shares

Effective July 1998, the shareholders have authorized an unlimited number of class "B" preference shares. These shares are non-voting, redeemable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued.

(iii) Class "A" common share

Effective July 1998, the shareholders have authorized an unlimited number of class "A" common shares. Each class "A" common share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid; and

(iv) Common shares.

(b) Capital stock.

                                                                                 COMMON SHARES
                                                      ---------------------------------------------------------------------------
                                                                   2000                                        1999
                                                      -------------------------------             -------------------------------
                                                      Number of                                   Number of
                                                        Shares              Amount                  Shares               Amount
                                                       --------             ------                  ------              --------
Balance - Beginning of Year                            1,386,551          $ 2,248,961              1,066,551         $ 2,183,961
Add - Shares Issued During Year:
      Regulation S (*)                                 3,400,000              680,000                320,000              65,000
      Options, exercised                                 238,500               65,144                      0                   0
      Conversion Series 1                                469,890            3,701,809                      0                   0
      Conversion Series 2                                332,095            2,785,628                      0                   0
--------------------------------------------------------------------------------------------------------------------------------
                                                       5,827,036            9,481,542                320,000              65,000
      Three for one (3:1)
      Stock Dividend (note 7)                         17,481,108                    1                      0                   0
--------------------------------------------------------------------------------------------------------------------------------

Balance - End of Period                               23,308,144          $ 9,481,543              1,386,551         $ 2,248,961
================================================================================================================================

(*) As of September 30, 2000 the Company's Transfer Agent had not delivered 500,000 Common shares (of the 3,400,000 Common shares) for subscriptions of $100,000 received by the Company prior to the dividend record date. The 500,000 Common shares when delivered are entitled to the three for one stock dividend, which dilution has been included in the above three for one stock dividend total of 17,481,108.

During the first six months of the 2000 fiscal year the Company issued 3,400,000 common shares for total proceeds of $680,000. The shares were issued pursuant to the August 1999 Regulation S offering. Various officers and employees of the company exercised their options of 238,500 for a consideration of $65,144. Proceeds from the offering and exercised options were utilized as follows:

  Investment in affiliate (see note 4)                        $    470,000
  Direct marketing TV program                                      100,000
  General working capital                                          175,144
                                                              ------------
                                                              $    745,144
                                                              ============

As of August 31, 2000 the issued and outstanding common shares were registered at 20,716,780. The fully diluted, issued and outstanding total common shares, including the complete conversion of Class A Preference Shares and the delivery of the 500,000 Common shares for subscriptions of $100,000 received prior to the dividend record date, are 23,308,144.

Class "A" Common Shares

The Company issued 50,000 class "A" common shares on September 1, 1998, for a total consideration of $50,000. During the current quarter, the Company issued an additional 50,000 class "A" common shares, on June 14 and again on August 31 2000, for a total consideration of $100,000. Effective August 15, a three for one stock dividend was paid, resulting in 450,000 class "A" common shares being outstanding as of August 31, 2000.

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

                                                                                             Number of shares
                                                                               -------------------------------------------------
                                                                               August 31 2000                       Nov. 30 1999
                                                                               --------------                       ------------
Bal. - Beginning of period                                                         118,700                               13,800
Add - Options issued during the year                                               133,500                              105,000
-------------------------------------------------------------------------------------------------------------------------------
                                                                                   252,200                              118,800

Less - options and warrants expired                                                238,500                                  100
-------------------------------------------------------------------------------------------------------------------------------

Balance of options and warrants                                                     13,700                              118,700
Three for one stock dividend                                                        41,100                                    0
-------------------------------------------------------------------------------------------------------------------------------
                                                                                    54,800                              118,700
-------------------------------------------------------------------------------------------------------------------------------

The options and warrants granted and outstanding as at August 31, 2000 are as follows:

      Common shares
      under options
       or subject
       to warrants                     Exercise price                   Expiry date
       -----------                     --------------                   -----------
               400                      $US 375.00                         2000
            19,200                      $US   2.50                         2000
            19,200                      $US  50.00                         2000
            16,000                      $US  62.50                         2002
         ---------
            54,800
         ---------

The Company issued a total of 238,500 common share stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten [10] percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. These stock options have not been registered.

7. DIVIDENDS

(a) Class "A" Preference Shares, Series 1 and Series 2

As a result of the aforementioned amendment to the Company's Articles of Incorporation the dividends payable, but not yet declared by the Company, were effectively cancelled.

(b) Common Shares

On July 14, 2000 the Company declared a stock dividend, whereby effective August 15, 2000, common share holders of record receive 3 common shares for each share common share owned on the record date of August 2, 2000. On a fully diluted basis, the stock dividend was 17,481,108 common shares.

The stock dividend was only issued to existing common shareholders of the record date, August 2, 2000. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 (one dollar) was added to the stated share capital and attributed to the dividend. While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from provisions of the Ontario Business Corporation Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

(c) Common "A" shares

On July 14, 2000 the Company declared a stock dividend, whereby effective August 15, 2000, common "A" shareholders of record receive 3 common "A" shares for each share common "A" share owned on the record date of August 2, 2000. On a fully diluted basis, the stock dividend was 300,000 common "A" shares.

The stock dividend was only issued to existing common "A" shareholders of the record date, August 2, 2000. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 (one dollar) was added to the stated share capital and attributed to the dividend. While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from provisions of the Ontario Business Corporation Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                                                           August 31, 1999                        November 30, 1999
                                                           ---------------                        -----------------
                                               Canadian                    U.S.               Canadian            U.S.
                                                 GAAP                      GAAP                GAAP                GAAP
---------------------------------------------------------------------------------------------------------------------------
                                             $                         $                    $                  $

Capital stock issued                           9,631,543                11,673,087            8,786,398          10,827,941
---------------------------------------------------------------------------------------------------------------------------

Accumulated Deficit                          (21,847,989)              (23,905,294)         (21,377,103)        (23,434,861)
----------------------------------------------------------------------------------------------------------------------------

(b) Statement of Loss:

                                              August 31, 2000                                August 31, 1999
                                              ---------------                                ---------------
Net loss under Canadian
 & U.S. GAAP                                 $  (470,885)                                      $(224,789)
Net loss per common
 share under
U.S. & Canadian GAAP                             $(0.058)                                         $(0.11)
Weighted average number
of shares U.S. & Cdn GAAP                      8,091,949                                       1,086,551

10. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year                       Canadian                          U.S.                                   Total
-----------------------------------------------------------------------------------------------------------
2000                       2,230,000                              0                               2,230,000
2001                         302,000                              0                                 302,000
2002                         717,000                        400,000                               1,117,000
2003                               0                      1,530,000                               1,530,000
2004                         924,031                              0                                 924,031
2005                         395,462                              0                                 395,462
2006                          88,687                              0                                  88,687
-----------------------------------------------------------------------------------------------------------

                          $4,657,180                     $1,930,000                              $6,587,180

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

12. RECLASSIFICATION

Certain figures with respect to the three-month period ended August 31, 1999 have been reclassified to conform with the presentation adopted for the three-month period ended August 31, 2000.

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

The Company recorded a net loss of $59,138 for the three-month period ended August 31, 2000, which brought the total losses for the first nine months to $475,885. The current operating losses compare unfavourably to the first nine months of fiscal 1999, when operating losses were only $224,789.

Sales revenues were $247,466 for the period of three months ended August 31, 2000, an improvement over the sales revenues in the first and second quarters by $70,000. Sales revenues for the current nine-months ending August 31, were down by $209,000 compared to fiscal 1999 nine-month sales revenues of $809,342.

The y-t-d net loss includes the Company's equity-share of losses from start-up operations of its affiliated company, The Buck A Day Company ("Buck"), of $85,817. In addition, the y-t-d losses include $100,000 of production and media advertising expenses.

The Company has raised $845,000 in equity financing in the first nine months of fiscal 2000. $470,000 of the proceeds was utilized to purchase a 50% ownership in Buck. The balance of the proceeds was invested in marketing and shareholders' meeting activities.

Buck recorded its first quarter profit in the third quarter. Coming off the quarter's sales of $1,896,063 the company's pre tax profit was $97,324.

Notwithstanding, there is substantial doubt that the Company has the ability to realize the carrying value of its assets reported in the financial statements, which is dependant upon the attainment of profitable operations and the continued financial support of its investors and creditors.

Sales

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the nine months ended August 31, 2000, the Company recorded sales to its main retail customer of $336,104, which represented 56% of its total sales revenues in that period. Sales to its major publishing client were $42,000 in the first nine months of 2000, compared to $258,830 in the first nine months of fiscal 1999. The Company has signed an agreement with this publishing client to produce two images during fiscal 2000. This future business is approximately equal to $50 - 100,000 in gross sales revenues.

During the third quarter the Company was awarded the first of the two contracts to reproduce a painting by Alan Bean, an Astronaut from the NASA Apollo Space Program. The texture and brushstrokes are being exactly reproduced with the Company's patented technology, whereby the mold was poured directly onto the original painting. Each reproduction was further enhanced by the application, during the Company's production process, of particles from pulverized material that accompanied Alan Bean to the moon.

During the second quarter the Company produced a TV commercial in order to market its products directly to consumers. The initial media advertising was placed on Canadian TV stations, including Report on Business channel. Sales orders were taken by the Company's affiliate, which produced the TV commercial. Results from the promotion were disappointing; as a result the Company cancelled the planned US commercials.

The Company has contracted with a consultant to produce its first official web site; see its contents at www.art-artagraph.com/. The web site will focus its content on raising awareness of the Company's product and processes.

Owing to the Company's limited resources to finance new initiatives, or to actively participate in trade shows, or to hire dedicated sales personnel to sell to its markets, the Company continues to achieve limited success in developing new opportunities, with new or existing customers and markets.

The Company believes that the Artagraph process is very price-competitive with other known canvas-textured products that are available in the market today. This is in major part due to the Company's new contract pricing and ordering policies. The customers can now initiate an Artagraph reproduction order for approximately 20% [or approximately $5,000] of the previous initial financial commitment. Further investment in additional manufacture of Artagraph reproductions for customers under this new program is directly tied to actual advance sales.

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

Gross Profit

The Company reported a gross profit of $123,199 in the first nine months of 2000. This was a reduction over the previous fiscal year's gross profit of $268,983 and is mainly attributable to the lower sales revenues. Gross sales revenues for the first nine months were $600,939 versus $809,939 in fiscal 1999.

Selling, General and Administration expenses

These expenses were higher in the nine months to August 31, at a $432,519 compared to fiscal 1999 at $345,462. The increase is attributable to the direct marketing costs producing the TV commercials and running them on Canadian TV stations.

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

At the Company's Annual, General and Special meeting of shareholders on July 14, 2000, the shareholders approved a special resolution amending the articles of the corporation. Effective July 16, 2000 the issued and outstanding Class A Preference Shares, series 1 and 2, were converted into and became Common shares at the rate 0.5837142 and 0.711214 common shares for each Class A Preference share, series 1 and 2 respectively. This resulted in the expiry of the undeclared dividends of US$4,941,234 on the Class A Preference shares.

In August 1999 the Company's Board of Directors approved a third offering of its common stock under Regulation S. As of August 31, 2000, the Company's Transfer Agent had delivered 2,900,000 Common shares from proceeds of $580,000 and, received $100,000 in subscriptions for an additional 500,000 Common shares that the Transfer Agent has not yet delivered. The total subscriptions of $680,000 were received prior to the three-for-one stock dividend record date and therefore qualify for said dividend.

On July 14, the shareholders approved a dividend on the Common and Class "A" Common shares of the corporation. The dividend of three (3) fully paid Common and Class "A" Common shares was effective for shareholders of record on August 2, 2000, and paid August 15, 2000.

The total Common and Class "A" Common shares issued and outstanding was 20,716,780 and 450,000 respectively as at August 31, 2000. The fully diluted issued and outstanding Common shares, assuming the conversion of all Class "A" Preference shares series 1 and 2, is 23,308,144.

Notwithstanding, the Class "A" Common Shares represent a total of 45,000,000 votes. Therefore, the Class "A" Common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations.

From the share issue proceeds, $470,000 was invested in 50% of Buck. $100,000 was expended on the TV commercial production and initial placement of media on Canadian TV channels. The balance was utilized for working capital. As of August 31, 2000 the Company has raised an additional $100,000 through the sale of common "A" shares. The proceeds were utilized to fund ongoing working capital. Under the agreement with Buck, the Company has the right to require Buck to repurchase the shares sold to the Company for 120% of its original investment, provided the Company exercises its rights in this regard, and only in the event that a third party wishes to purchase Buck, prior to Buck filing its IPO.

Buck, a marketing, tele-sales and financing entity, focuses on bringing the direct response marketing services through the integration of media, internet and communication technologies. Buck has an exclusive response agreement with BellExpressVu offering digital satellite services. Buck is also a partner with IBM with the objective to utilize its unique marketing strategy to "put a computer into every home, school and library at a price and payment structure tailored to individual needs".

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

A.R.T. INTERNATIONAL INC.

Dated: June 30, 2000


-------------------------------------
By: Michel van Herreweghe
Chairman

-------------------------------------
By: Simon Meredith
President