Form 10-Q/A
period 2000-08-31
A R T INTERNATIONAL INC
filed 2000-12-13
CIK 810269

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

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS


                                                                       9 Months Ended                      12 Months Ended
                                                                       August 31,2000                        Nov.30, 1999
                                                                         (Unaudited)                           (Audited)
                                                                                                               (Note 2)
------------------------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                                     $   71,451                           $   10,861
Accounts receivable                                                         173,699                              121,546
Inventory (Notes 2(a) and 3)                                                159,162                              136,994
Loan to affiliate                                                                 0                                    0
Prepaid expenses and deposits                                                10,181                                7,905
------------------------------------------------------------------------------------------------------------------------
                                                                            414,493                              277,306
CAPITAL ASSETS
Equipment, furniture & fixtures                                             642,150                              641,821
Molds                                                                       150,000                              150,000
Leasehold improvements                                                      288,958                              288,958
------------------------------------------------------------------------------------------------------------------------
                                                                          1,081,108                            1,080,779
Less: Accumulated depreciation                                            1,052,347                            1,020,148
------------------------------------------------------------------------------------------------------------------------
                                                                             28,761                               60,631

Patents                                                                   3,931,051                            3,931,051
Art reproduction rights                                                     441,875                              441,875
------------------------------------------------------------------------------------------------------------------------
                                                                          4,372,926                            4,372,926
Less: Accumulated amortization                                            4,372,925                            4,372,925
------------------------------------------------------------------------------------------------------------------------
                                                                                  1                                    1
OTHER

Investment in affiliated company
(Note 4)                                                                    384,183                                    0
Inventories (Notes 2(a) and 3)                                               40,000                               38,647
------------------------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                             $  867,438                           $  376,585
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

3. INVENTORIES

Inventories consist of the following:

                                        August 31, 2000                                          November 30, 1999
                        -------------------------------------------------         -------------------------------------------------
                                         Provision for                                             Provision for
                                         Obsolete and                                              Obsolete and
                         Gross            Slow-Moving            Net              Gross             Slow-Moving          Net
                         Amount           Inventories           Amount            Amount            Inventories         Amount
                         ------          -------------          ------            ------           -------------        ------

Finished Goods        $ 105,000            $   -              $  105,000        $   75,583          $   (3,104)        $  72,479
Work-in-Process          45,000                -                  45,000            60,517                 -              60,517
Raw Materials            49,162                -                  49,162            42,645                 -              42,645
             -----------------------------------------------------------   -----------------------------------------------------
                      $ 199,162            $   -              $  199,162        $  178,745          $   (3,104)        $ 175,641
                      =========            ========           ==========        ==========          ===========        =========
Current Portion ............................................. $  159,162   ..........................................  $ 136,994
Non-current Portion..........................................     40,000   ..........................................     38,647
                                                              ----------                                               ---------
                                                              $  199,162                                               $ 175,641
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