Form 10-K
period 2000-11-30
A R T INTERNATIONAL INC
filed 2001-03-14
CIK 810269

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                              ---------------------
                                    FORM 10-K
                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 2000

                          Commission File No. 000-16008
                              ---------------------
                            A.R.T. INTERNATIONAL INC.

       Ontario, Canada                                    98-0082514
 (State or other jurisdiction                          (I.R.S. Employer
of incorporation or organization)                    Identification Number)

      5-7100 Warden Avenue, Markham, Ontario, L3R 8B5 Canada (800) 278-4723

Securities registered pursuant to Section 12(b) of the Exchange Act: None

Securities registered pursuant to Section 12(g) of the Exchange Act: Common Shares, without par value

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $US 20,217,118 as of November 30, 2000 based upon the closing price of $US0.90625 on the Nasdaq OTCBB reported on such date. Shares of common stock held by each executive officers and directors have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes.

As of November 30, 2000, the number of shares of Common Stock outstanding was 23,308,544.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            A.R.T. INTERNATIONAL INC.
                                    FORM 10-K
                                NOVEMBER 30, 2000

                                Table of Contents

                                     PART I

                                                                                                                       PAGE
                                                                                                                       ----

     Item 1.      Business                                                                                               3
     Item 2.      Property                                                                                              10
     Item 3.      Legal Proceedings                                                                                     10
     Item 4.      Submissions of Matters to a Vote of Security Holders                                                  10

                                                      PART II

     Item 5.      Market for Registrant's Common Equity and Related Stockholders Matters                                11
     Item 6.      Selected Financial Data                                                                               12
     Item 7.      Management's Discussion and Analysis of Financial Condition and Results of Operations                 13
     Item 7a      Quantitative and Qualitative Disclosures about Market Risk                                            24
     Item 8.      Financial Statements and supplementary Data                                                           25
     Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                  47

                                                      PART III

     Item 10.     Directors and Executive Officers of the Registrant                                                    48
     Item 11.     Executive Compensation                                                                                49
     Item 12.     Security Ownership of Certain Beneficial Owners and Management                                        51
     Item 13.     Certain Relationships and Related Parties                                                             51

                                                       PART IV

     Item 14.     Exhibits, Financial Statements Schedules and Reports on Form 8-K                                      52
                  Signature Page                                                                                        53

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

                                ITEM 1. BUSINESS

     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward looking statements based on current expectations, estimates and projections about A.R.T. International Inc.'s businesses, management's beliefs, and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate", "believe", "plan", "estimate", "expect", "seek", "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Factors That May Affect the Business", as well as "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

     In this Annual Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc. and its subsidiary The Buck a Day Company Inc, unless the context otherwise dictates.

     OVERVIEW

     A.R.T. operates in two disparate businesses.

         - The Fine Art Reproduction Division ("Artagraph") manufactures high quality fine art reproductions of original paintings using the Company's patented and proprietary technologies and markets them through a variety of channels and programs. The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)").

         - The Buck a Day Company ("Buck A Day") is a marketing, telesales and financing operation designed to bring direct response to the next level through an integration of media, internet and communications technologies. The "Buck A Day" branding is the basic premise of its business model; specifically that name brand products are packaged so that the customer can purchase them for as little as "a dollar a day" with no down payment.

     During the year ended November 30, 2000, A.R.T. acquired a 50% ownership in Buck, and effective December 4, 2000, acquired the balance of Buck's share capital. On February 26, 2001, The Board of Directors of the Company gave notice that the Company's Annual General and Special Meeting will be held on April 18, 2001 in Toronto, Canada. The Shareholders will also be asked to approve a Special Resolution and change in the name of the corporation from A.R.T International Inc. to Buck-a-Day International Inc. and a further Special Resolution as to the sale of the Art Reproduction Division

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     of A.R.T. International Inc., which more appropriately reflects the Company's new business strategy of direct marketing of consumer based products as the main business of the Company.

     Background

     Artagraph -- replicates both the color and brush stroke texture, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as editions of works by the great masters, and have a suggested retail price of between US$299 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

     The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                                                      Year Ended November 30
                                                                      ----------------------
                                                       2000             1999              1998            1997
                                                       ----             ----              ----            ----
                                                                      (In Canadian Dollars)

     Canada.................................          113,360           39,267            54,901         60,046
     United States..........................          626,908          971,569         1,083,681        857,357
     Overseas...............................           66,876           32,714            59,057         76,121
                                             -------------------------------------------------------------------
                                                      807,144        1,043,550         1,197,639        993,524
                                             -------------------------------------------------------------------


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

     The Company also contracts with art publishers, and produces and sells replications of contemporary works of art for a fixed price, which are then distributed by the publisher.

     As of November 30, 2000, the Company had a library of approximately 110 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

     The replication process is a two-stage process. The first stage is replication of the painting's color. The second stage, which directly involves the Company's patented process, is the reproduction of

--------------------------------------------------------------------------------
     texture and brush strokes. The Company works from transparencies of the original art, preparing color separations and then printing the image on a specially designed "paper" called a litho. The Company subcontracts with third parties to produce the transparencies and printed lithos in accordance with the Company's proprietary specifications. In the second stage, the Company produces a bass relief mold from either the original oil painting or, in cases where the original oil painting is not available, from the semi-original of the painting.

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

     A major customer is "The Museum Company", a 90-plus-store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Buck a Day -- markets and sells name brand products directly to consumers and small businesses, utilizing its multi-media approach, which at this time is principally, direct response television advertising. The Company operates a turnkey business, including tele-sales and warehouse-fulfillment locations as well as purchase financing services through its own credit card program, the "Buck a Day" credit card.

     The basic product line packages can be purchased under a minimum-financing program for "a buck a day", which slogan is the Company's own name brand. The Company also sells up-grades, referred to as "up-sells", to its basic product line packages, which carry a high gross profit margin. Potential customers are approved for a pre-determine level of credit ranging from $1,000 up to $10,000 dollars by a third party credit underwriter, which eliminates credit risk for the Company.

     The Company operates its business in Canada and currently, marketing and sales activities are principally concentrated on the sale of IBM's product lines in personal computing and related peripherals. The Company's business model equally applies to any name brand consumer products and other geographic markets. As well as expanding its product brand consumer base in Canada, the Company intends to roll out its successful strategy into the United States in the fourth quarter of 2001.

     A direct by-product of the Company's activities is the accumulation of a database of consumers with pre-approved credit limits. Presently, this consumer database is approximately 5,000 in numbers and is expected to grow to 20,000 by the end of fiscal 2001. The Company anticipates it will develop business alliances with other companies to market and sell name brand products through its catalogue division to this consumer database.

     A key factor to the success of the Company's business is the formation of strategic business relationships with large manufactures and distributors of consumer products, to ensure the timely supply of products at competitive prices. In addition, the Company's sales success relies on its ability to offer its customers credit finance services.

     On September 1, 2000, the Company signed a direct distributor agreement with IBM, whereby the Company became a full IBM Business Partner Reseller. This had the direct benefit of improving the Company's gross margin by up to 10 percentage points. The Company has commenced negotiations with other name brand manufactures and distributors, including Compact Computers, JVC Electronics, The Brick and Future Shop, the largest Canadian retailer of consumer electronic products.

     The retail financing service offered by the Company is provided through Associates Finance Group. Since the Company commenced processing its deals through Associates in April 2000, it has consistently approved finance credit for 35% of all deals submitted.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     Patents and Trademarks

     The process for manufacturing Artagraph(R) Editions has been patented in Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990, which patent expires in 2008.

     The "Buck A Day" is trademarked in Canada and the United States.

     Employees

     The Company has approximately 10 employees and consultants, including management, administrative and production employees at Artagraph.

     Buck A Day employs approximately 65 fulltime staff, consisting of management, technical, tele-sales, warehouse and administration staff.

     We believe that the Company has satisfactory relations with our employees.

     Factors that may affect the business

     IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY, BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE SIGNIFICANT IMPACT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         - Failure To Manage Our Growth May Adversely Affect Our Business. -- Buck A Day has experienced, and is currently experiencing significant growth. This growth has placed, and the future growth we anticipate in our operations will continue to place, a significant strain on our resources. As part of this growth, we will have to implement new operational systems and procedures and controls, expand, train and manage our employee base and maintain close coordination among our technical, accounting, finance, marketing and sales staffs.

         - If We Are Unable to Achieve Profitability, We Will Continue To Rely On External Financing -- Artagraph operates at a loss. 2000 was the first year in operation for Buck A Day, which had start-up losses. During fiscal 2000 the Company was able to obtain equity financing. In future, our inability to raise new capital or achieve profitability could have a material adverse effect on the ability of the Company to continue operations.

         - We May Not Be Able to Compete Effectively Against Our Existing or Potential Customers. -- The PC market is intensely competitive and gross profit margins are tight. Our success over our competition will depend upon our ability to carve out a market niche. We believe that the Buck A Day brand and strategy will give us the necessary edge to compete successfully. We cannot guarantee that we will be able to compete successfully against existing or potential competitors.

         - The Success of Our Business Depends Upon Our Ability to Establish Growth in New Products and Markets. -- Buck A Day will continue to seek strategic alliances with

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         manufacturers and distributors of name brand consumer products. By the fourth quarter Buck A Day plans to launch into the United States. We cannot be sure that and such alliances or new markets will assist us in attaining our goals.

         - Buck A Day's Future Success Depends Upon Our Sales Ability to Generate Up-Sells. -- The basic package consumer products offered by Buck A Day have low margins. Sale staffs are given incentives to up-sell additional products, which have high profit margins. In part this is assisted by, providing customers with pre-approved credit to finance the Up-Sells. The customer is sold additional products that only add incremental "cents a day" to their purchase. If we are not successful in achieving a significant proportion of up-sells, we may fail to constant profitability.

         - Buck A Day's Future Success Depends Upon Consistently Achieving a reasonable Rate of Credit Approvals to Deals Submitted to The Financial Institution. -- A key factor to enable Buck A Day to close sales and up-sells is providing the customer with pre-approved credit. We have improved our credit approval rate from 10% to 35% through the year, by forming a business alliance with a strong retail-financing partner. Loss of support from our retail-financing partner, could negatively impact our business.

         - Our Future Success Depends on Key Management Personnel. -- The Company depends in part on the continuing services of Ed LaBuick, CEO, and Dennis LaBuick, President, Keith Kennedy, VP of Operations, and Dan LaRoche, Marketing Manager, in the Buck A Day operations. The Company has `key person" life insurance of $500,000 on Ed and Dennis LaBuick, however in the event of the loss of one or both individuals the insurance may not be sufficient to compensate the loss of their respective services. Both individuals have incentives to remain with the Company, including equity ownership and stock options.

         - Artagraph believes its patents are valid and would withstand a challenge to their validity. No assurances can be given, however, that a third party will not attempt to challenge the validity of the patents. The Company intends to vigorously defend its patent rights against any such challenge, but no assurance can be given that the Company will be successful. Loss of protection provided by the patented process could have a material adverse impact on the Company. Moreover, there can be no assurance that other companies will not design competitive processes that do not infringe on such patents.

         - There can be no assurance that we will be successful in the art reproduction markets or that other processes will not provide successfully competing products. -- The Artagraph reproductions must compete with a variety of decorative art products, including products from other companies, which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within the marketplace while larger vendors can benefit from volume discounts. Artagraph must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies, which market art reproductions such as lithographs and serigraphs. Nevertheless, we believe that no other known reproduction processes compare in quality with the Artagraph processes in accurately reproducing brush

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

              strokes and texture; and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. Artagraph's success in the marketplace will depend upon creating greater awareness of its products, as well as its pricing and delivery policies.

         - Certain Stockholders Can Exercise Significant Influence Over Our Business and Affairs and May Have Interests That are Different from the Common Shareholders. -- The Company has 400,000 Class "C" Common shares issued and outstanding. Each Class "C" Common share entitles the holder to 100 votes. Therefore the Class "C" Common shares have a total of 40 million votes, which gives them control over the Board of Directors and operations of the Company. The Class "C" Common Shares are not traded.

         - The Secured Note Holders of The Company May not Renew and Extend Repayment Terms. -- The Company has successfully re-negotiated terms under the 10% Notes to extend them to October 31, 2001. In addition, one Note Holder commenced proceedings against the Company, in 1999 and 2000 in the State of New York and Province of Ontario, respectively. In both cases the Company had counter-claimed, and in both cases the plaintiff has filed for discontinuance without prejudice. We cannot be assured that the Note Holders will agree to further credit extensions, or that the Company would be able to pay them or in the case of further actions by the Note Holder(s) to enforce payment, that the Company could mount a successful defense.

         - We Rely Upon the Continuing Support of Trade Creditors. There is no assurance that the trade creditors will continue to cooperate with the Company, which could jeopardize its future ability to obtain products and services and negatively impact operations in a material way.

         - Fluctuations in Conversion Rate Between The Canadian and United States Dollars Could Have a Negative Impact on Our Financial Results - The majority of Artagraph's revenues are exports and its invoicing is in United States dollars. The Company has enjoyed a strong US dollar in relation to the Canadian dollar during the current year, which positively impacts gross margins. There is no guarantee that the US dollar will remain as strong in relation to the Canadian dollar, and in the event that the Canadian dollar strengthens that the Company will be able to compensate by increasing its selling prices.

         - Our Stock Price Has Been Volatile. -- The market price of our common stock has been volatile, for example between July and October the trading prices for our common shares varied between a high of $US 10.75 and a low of $US 0.875. Fluctuations in trading price of our common stock may continue in response to a number of events and factors, which may adversely impact our ability to obtain further equity financing.

         - There Is Significant Doubt That The Company Is A Going Concern -- The accompanying audited financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital, the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not

--------------------------------------------------------------------------------
              reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

                               ITEM 2. PROPERTIES.

     The Company's executive offices, Artagraph production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 12,000 square feet of space leased through January 31, 2003. The lease provides for a fixed annual gross rental of Cdn$112,000 including its pro rata share of taxes, insurance, building maintenance and occupancy costs.

     The Buck A Day's executive, administrative and telesales operations are located at 465 Davis Drive, Newmarket, Ontario, L3Y 2P1, occupying approximately 7000 square feet of space leased through January 2004. In addition the Company has a separate fulfillments warehouse located in Newmarket of approximately 4000 square feet of space leased for approximately one year. The combined locations are carried for a fixed annual gross rental of $115,000 including taxes insurance and maintenance, which represents a significant discount to current market rental-rates in Newmarket.

     The Company believes its leased facilities are in good operating condition and adequate for its present requirements. The Company's growth in the Buck A Day division will dictate locating additional rental space, and it has negotiated an option on an additional 3,000 sq ft of office space in the same complex, as it is currently located.

                           ITEM 3. LEGAL PROCEEDINGS.

     In December 2000, a Note Holder commenced proceedings in Ontario court for payment of US $45,000, interest and costs, whereby they brought a motion for the appointment of a private receiver-manager. The Company brought a cross-motion to dismiss the action for lack of legal capacity to commence the proceedings. In February 2001 the counsel for the plaintiff delivered a notice of discontinuance. The same Note Holder had commenced proceedings in New York State in 1999, however the complaint was also discontinued in September 2000.

     A vendor, supplying computer hardware and software, has commenced an action against Buck A Day claiming the sum of $232,114, interest and costs for unpaid accounts. The Company has counter claimed that the vendor was in breach of contractual representations, resulting in losses of $322,000. The plaintiff has since filed for court protection from its creditors. The amount of $232,114 is currently reflected in accounts payable.

          ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED MATTERS.

     During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.

     As of November 30, 2000 the Company had approximately 1300 holders of record of the Common Shares.

     The following table sets forth the high and low bid quotations for the Company's securities, as reported by The NASDAQ Trading & Market Services for each quarterly period within the two most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.

                                     Common
                                     Shares
                                    (Note 1)
             Fiscal Year    High         Low
             -----------    ----         ---
             1999
             ----
             1st Quarter    --           --
             2nd Quarter    0.2500       0.2500
             3rd Quarter    0.2500       0.2500
             4th Quarter    0.1250       0.1250

             2000
             ----
             1st Quarter    1.0630       1.0630
             2nd Quarter    6.2500       0.1250
             3rd Quarter   10.5625       1.3750
             4th Quarter    4.6250       0.5100

             2001
             ----
             1st Quarter    1.15625      0.46875


     To be legally entitled to pay dividends, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $931,661 as of November 30, 2000 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

     The payment of dividends on the Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        ITEM 6. SELECTED FINANCIAL DATA.

     The following presents selected financial data for the Company in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("CDN-GAAP"). It should be read in conjunction with the separate financial statements of the Company and related notes included elsewhere herein, which were prepared under CDN-GAAP. This financial data should be compared to the Company's Audited Financial Statements and the reconciliation of the financial information presented between CDN-GAAP and US-GAAP. The financial data as of November 30, 2000 and for the three previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.

                                           (Stated in Canadian Dollars)
     ----------------------------------------------------------------------------------------------------------
                                                                      Year ended November 30
                                              -----------------------------------------------------------------
                                              2000 (1)        2000         1999          1998          1997
                                              --------        ----         ----          ----          ----
     Summary of operations:
     Sales                                    4,370,315      807,144     1,043,550     1,197,639       993,524
     Cost of goods sold                       3,171,885      688,768       685,908       748,683       871,656
     Gross profit                             1,198,430      118,376       357,642       448,956       121,868
     Depreciation and amortization               27,588        4,888        13,725       295,311       298,671
     Selling, general and
     administrative expenses                  2,642,952      612,142       400,103       623,739       489,335
     Write-down of Patent Cost                        0            0             0     2,106,630             0
     Interest and finance expense                54,239       47,980        46,226       185,006        65,573
     Operating loss                         (1,526,349)    (546,634)     (102,412)   (2,761,730)     (731,711)
     Interest income                           --            --           --            --            --
     Income taxes                              --            --           --            --            --
     Loss before equity in loss of
     affiliated company                     (1,526,349)    (546,634)     (102,412)   (2,761,730)     (731,711)
     Equity in loss of affiliated
     company                                   --          (400,798)      --            --            --
     Net loss                               (1,526,349)    (947,432)     (102,412)   (2,761,730)     (731,711)
     Net loss per Common Share(2)                 (0.9)       (0.06)        (0.09)        (2.59)        (4.88)
     Weighted average number of Common
     shares outstanding                      16,096,346   16,096,346     1,146,551     1,066,551       149,852
     Summary of balance sheet data:
     Current assets                             809,912      368,564       277,306       453,610       592,381
     Total assets                             1,958,756      517,437       376,585       548,050     3,111,323
     Current liabilities                      2,499,334    1,449,098     1,192,290     1,326,343     1,177,886
     Long-term liabilities                     --            --           --            --            --
     Total liabilities                        2,499,334    1,449,098     1,192,290     1,326,343     1,177,886
     Contributed surplus                     11,775,000   11,775,000    11,775,000    11,775,000    11,775,000
     Accumulated deficit                   (22,903,454) (22,324,537)  (21,377,103)  (21,274,691)  (18,512,961)
     Shareholders' (deficit) equity           (540,578)    (931,661)     (815,705)     (778,293)     1,933,437

(1) This column represents the pro forma consolidated financial data, base upon the scenario that the Company had acquired 100% of Buck from December1, 1999. Buck commenced its operations in January 2000.
(2) The weighted average number of shares outstanding for the current period and prior years have been adjusted to reflect the 250:1 consolidation of shares retroactively. As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITIONS AND RESULTS OF OPERATIONS.

a)       General

         The following should be read in conjunction with our audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Annual Report. In the following discussions "we" "us" and "our" refer to A.R.T. International Inc and its wholly owned subsidiary The Buck A Day Company Inc, unless the context otherwise dictates.

         In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth under Item 1. Business -- "Factors that may affect the business".

         The Company's audited financial statements for the year ended November 30, 2000, contained herein, are not consolidated with its affiliated company, The Buck A Day Company ("Buck"). Buck only became a wholly owned subsidiary of A.R.T. International Inc on December 4, 2000. During the year ended November 30, 2000, the Company did not control the Board of Directors or the day-to-day operations of Buck. Accordingly, the investment in Buck has been accounted for by the equity method, whereby the Company recorded the purchase of Buck at cost less its equity share of losses.

b) Artagraph -- Year ended November 30, 2000, compared with year ended November 30, 1999

        The financial information discussions herein this sub-section will principally relate to the fine art reproduction business. However, certain overhead expenses, primarily investor relation costs, which were reported in the Company's audited financial statements, are related to both the Artagraph and Buck businesses.

        The Company reported sales revenues from its Artagraph division of $807,144 in fiscal 2000, down $236,406 from $1,043,550 in fiscal 1999.
        The reason for the reduction in sales revenues was the loss of business from the Company's major publishing customer, which had significantly cutback its orders in 2000, following its own financial restructuring in 1999.

        Consequently, with the loss of sales revenues from its major publishing customer the Company is reliant for 55% of its total annual revenues from one retail customer. The table below illustrates the dependency of the Company on one major customer.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                        2000        %             1999        %             1998        %
     In Canadian Dollars
     ---------------------------------------------------------------------------------------------------------------------
     Total Sales                                    $807,144                $1,043,550     100%       $1,197,639     100%
     -----------                                    --------                ----------     ----       ----------     ----
     Sales to two Publishing Customers              $ 41,916       5%         $358,786      34%         $594,564      50%

     Sales to one Retail Customer                   $442,809      55%         $412,638      40%         $327,629      27%
     Sales to next ranked Customer                  $ 26,790       3%         $ 47,650       5%         $ 32,723       3%

        Gross profit fell by $229,050 to $118,376 in fiscal 2000 from $357,426 in fiscal 1999. Gross Margin was 15% for the year ended November 30, 2000, which compares unfavourably to the 34% gross margin in 1999. The lower margin can be attributed to the change in sales mix, the negative impact of fixed plant costs on the lower sales revenues and material purchase price increases.

        Selling, General and Administration expenses were $614,488 for the year ended November 30, 2000, an increase of $223,460 from the previous year, which was in part due to higher consulting fees, advertising costs and professional fees associated with the Company's investor relation costs.

        The net loss for fiscal 2000 was $947,432, which also included the Company's equity share of the losses from its affiliated company of $400,798.

        Fiscal 2000 operating cash flows were negative $731,446 and compare unfavourably with the previous years at negative $135,012. The cash shortfall was financed from the issuance of capital stock.

        Sales Revenues

        The decline in sales from the prior year is attributable to the reduction in sales to the Company's major publishing customer, which occurred after that customer went into financial restructuring. The reduction in sales to this customer has, and will continue in the future to have a serious detrimental impact on its ability to continue to operate.

        During fiscal 2000, the Company produced video commercials and ran advertising on several Paid-TV stations in Canada. In addition, the Company engaged two sales and marketing associates in an effort to promote sales. In both cases results were mixed or disappointing.

        Owing to the Company's inability to finance other initiatives, or to attend trade shows, or to hire dedicated sales personnel to sell in its markets, the Company continues to achieve limited success in developing new opportunities to replace the loss of sales revenues from its existing customers and markets.

        The Company believes that no other known reproduction processes compare in quality with the Company's processes in accurately reproducing brush strokes and texture, and the colour intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

        The Company's success in the marketplace will depend upon raising capital in order to create greater awareness of its products through aggressive advertising, attendance at trade shows, as well as updating its library of images and providing new point-of-sale materials.

        Gross Profit/Margin

        Gross margin declined by 20% and gross profits fell by $229,050, which was attributable to the following:

        o Lower sales revenues due to the reduction of sales to the Company's major publishing customer;

        o The negative impact of fixed plant costs, including rent, maintenance and insurance, on lower sales revenues; and,

        o The sales-mix changed, as sales of framed products increased 30% in relationship to total sales revenues; framed products, principally catalogue items, have a lower mark-up than unframed product, which are mainly overseas and publishing customer based.

        Selling, general and administrative expenses

        Selling, general and administrative expenses increased for the following reasons:

        o The Company produced several video commercials and ran television advertising of approximately $120,000; o During fiscal 2000 the Company engaged two sales and marketing associates in an effort to promote sales; the Company was responsible for their out-of-pocket expenses, which were approximately $70,000;

        o During fiscal 2000, the Company's consulting and investor relationship costs increased by $25,000, which was related the administrative and communication activities of the conversion of the Class "A" Preference Series 1 and 2 into common shares and the "three for one" dividend declared on the common shares;

        o Legal costs also increased by $20,000 because the Company had to defend against two actions brought against the Company by one of the 10% Note holders; and,

        o The Company issued 200,000 common shares, fully paid non-assessable and restricted, to a consultant, being an introduction and arrangement fee associated with the Buck acquisition; the value of the issued shares of $47,000 was charged to consultation expenses.

--------------------------------------------------------------------------------

c) Buck A Day -- Year ended November 30, 2000, the company's first year in operation.

        The financial information and discussions herein this sub-section principally relate to the Buck A Day business. However, certain overhead expenses, primarily investor relation costs, which were reported in the Company's audited financial statements, are related to both the Artagraph and Buck businesses.

        Sales revenues for the first 11 months in operation were $3,563,171, and gross profit was $1,080,054. Selling, general and administrative costs were $2,037,069; the major components being salaries and commissions $772,513, media and printing $594,839, telemarketing $125,113 and communication 114,557. The net loss was $979,715.

        Operating cash flow was a negative $564,390 and the company spent $196,873 on capital assets. The cash losses and capital expenditures were financed by share capital issuances totaling $545,000 and the balance by shareholders' loans totaling $296,412.

        At November 30, 2000, the company had negative working capital of $312,476 and a shareholders' deficiency of $434,715.

        The company's start-up expenditures in relationship to initial sales revenues were high during the first eight months of operation. In addition fixed overheads were disproportionately high compared to underlying revenues, as the company built its infrastructure and franchise. Typical of any start-up business, the company suffered from operating inefficiencies, giving rise to losses. By the end of November, the Buck a Day name brand was highly visible, and its business model was successfully launched. We believe that we could have capitalized a minimum of $400,000 of our expenses against future earnings as an investment in building the franchise. However under Canadian and United States GAAP these start-up costs and non-recurring expenses have been written-off. The net loss of $979,000 will be carried forward as tax losses to be offset against future taxable income.

        Sales Revenues

        Sales revenues for the first eight months, January to August, were $1.6 million or an average of $205,000 per month. September, October & November sales were $1.92 million dollars, which is an average of $640,031 per month, which represents an increase of over 300% in average monthly sales. This triple digit sales growth is attributable to two major factors. First, the growing brand awareness in "Buck a Day" promoted through the Company's aggressive media advertising campaign. Second, the Company's ability and success in forming strategic relationships with its business partners, IBM Canada and The Associates Finance Group, has enabled it to supply competitively priced name brand consumer products and reliable retail financing.

        In the first two months of fiscal 2001, sales revenues were $1.8 million with profit before taxes of approximately $80,000. This is an average monthly volume of $900,000, an increase of 140%. Notwithstanding the computer industry's sluggish sales, the Company's unique brand of marketing has enabled it to carve a growing revenue niche in a competitive marketplace.
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

        The Company has forecasted its fiscal 2001 sales revenues will be $23 million. This forecast does not make any allowance for US sales; the company is planning a fourth quarter launch of its business model into the USA.

        Gross Profit

        The gross margin was 30% in fiscal 2000, approximately twice the margin the company typically earns on the basic package, which was attributable to the company aggressive up-sells strategy.

        Notwithstanding the competitive industry that the company operates within, and the potential for falling gross margins, the company anticipates it can maintain its 30% gross margin, owing to the up-sells it can generate through offering its customers the convenience of pre-approved credit.

        Selling, General and Administrative Expenses - start-up challenges

        In the first four months of operations, the company unsuccessfully partnered with several financing brokers and organizations that had given us their assurances of their ability to provide reliable retail financing, specifically with acceptable rates of consumer approval. Unfortunately, we achieved only an average of 10%, which was uneconomical for us, given our infrastructure; media and staff investments were geared to a minimum approval rate of 20 to 25%.

        On April 20th, we concluded an agreement with The Associates Finance Group for its retail consumer financing. The approval rate began at 22% and has grown to its current rate of 25% to 35%.

         During its first eight months, the Company was plagued by a shortage of computer and peripherals inventory availability from its contracted distribution source, Beamscope, which led to substantial lost opportunity for revenues to offset ongoing operating costs. The company has refused to pay Beamscope $234,000 in order to offset against its losses, and the resultant litigation between the two companies is ongoing. Beamscope has since filed for protection from its creditors under the bankruptcy act.

         On September 1, 2000, the Company signed a direct distributor agreement with IBM, whereby the Company became a full IBM Business Partner Reseller.

         Our media and commercial production investment of $595,000 generated in excess of 9,800 national 60-second TV spots promoting the Company's brand and products. Our advertising has aired on most national cable networks including: TWN (Weather), CMT, Discovery, ATN, ROB-TV, Bravo, Space, Showcase, OLN, CTS, Star, Much More Music, CLT, Headline Sports, CP24, CityTV, CITV, BCTV, and ATV.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         We have made a substantial investment in our employees. Our management team has substantial experience in our industry and we have hired and trained over fifty telephone sales staff. This investment in our infrastructure was necessary before we could service the calls from prospective customers.

         Fiscal 2001 forecast

         The company forecasts profit before tax of $2 million dollars in fiscal 2001, which is an achievable goal including but not limited to the factors listed below:

         -  Our credit approvals are running at a rate of 30% to 35%

         - As of March 8th, IBM has elevated the company to its highest level of business partner discount.

         - Compaq is in the final stages of approving the company as a full-fledged business partner reseller.

         - Presently, our credit-approved consumer database is approximately 5,000 in numbers and is expected to grow to 20,000 by the end of fiscal 2001. Buck is developing a catalogue division to service these consumers with a variety of popular, brand name consumer products. Final negotiations are taking place to secure these goods through the distribution networks of The Brick and Future Shop.

         -  We intend to introduce other products in the second quarter.

         - Our forecast does not include any allowance for US sales; the company is planning a fourth quarter launch of its business model into the USA.


d)       Liquidity and Capital Resources

         As at February 28, 2001, there is continuing doubt that the Company has the financial ability to continue in business, which is dependent upon the attainment of profitable operations, its ability to raise additional capital and the continued financial support of its creditors. Unless the Company is able to significantly increase sales from the level experienced in the preceding fiscal years or raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity or acquisition of loans, which could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

         In August 1999 the Company's Board of Directors approved a third offering of its common stock under Regulation S. During the 2000 fiscal year, the Company issued 13,400,000 common shares

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         (on a post stock dividend basis) for a total cash consideration of $670,000. In addition, 200,000 shares were issued as consideration for finders' fees valued at $47,000. Various officers and employees of the Company exercised options for 238,500 shares for a cash consideration of $64,476. In addition, the Company issued a further 50,000 Class "C" Common shares for proceeds of $50,000.

         Proceeds of $470,000 were invested in the acquisition of The Buck A Day Company Inc ("Buck"), which in turn utilized the capital for start-up requirements. $120,000 of the proceeds was invested in a television marketing campaign for Artagraph. The balance was mainly utilized to fund on going corporate expenses relating to the Company's financial reorganizations (as detailed herein under).

         On July 14, 2000, at the Annual, General and Special meeting of shareholders of the Company, the shareholders approved an amendment to the articles of the Corporation, whereby effective July 16, 2000, all of the issued and outstanding 805,000 class "A" preference shares, series 1, and all of the issued and outstanding 466,941 class "A" preference shares, series 2, were converted into and became common shares at the effective rate of 0.5837142 and 0.7114282 common shares for each series 1 and series 2 class "A" preference shares, respectively. The effective rate was higher than the actual stated conversion rate of 0.048 and 0.24 as specified to the series 1 and series 2 preference shares, respectively, to give credit for accumulated undeclared dividends (as detailed in sub-section e) "Dividends").

         As of November 30, 2000, the Company had issued and outstanding 23,308,544 common shares. However, the total Class C Common Shares issued and outstanding are 400,000 (on a post stock dividend basis) and represent a total of 40,000,000 votes. Therefore, the Class C Common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations.

         On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

              Cash.............................................  $    500,000
              Add - 2,000,000 Common Shares Issued
                          Fully Paid and Non-assessable........       470,000
                                                                 ------------
                                       Total Consideration       $    970,000
                                                                 ============

         The Company funded the purchase of the balance of the Buck common shares by issuing 500,000 of its common shares for $500,000 cash and issuing 2,000,000 fully paid and non-assessable restricted common shares to the vendors. In addition, the selling shareholders of Buck received 1,000,000 options to purchase common shares pursuant to the Company's stock option plan. The 1,000,000 common shares are reserved and conditionally allotted to be issued in respect of share purchase options upon receipt by the Company of the purchase price per share on the exercise of each such option.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

         Shareholder loans to Buck in the amount of $296,000 are secured against the assets of Buck under a general security agreement.

         The Letter of Intent dated November 27, 2000, issued by the Company to Buck, also provided that: the Company "will arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March 2001". The Company has not arranged such financing as of February 2001; notwithstanding Buck and the Company continue to cooperate in order to arrange financing directly from third party sources.

         Effective July 14, 1998, the Company's shareholders approved a stock option plan for the Company. In 1999, pursuant to the option plan and subject to and conditional upon any necessary shareholder or regulatory approval or ruling, 238,500 stock options were granted to employees, directors and officers of the Company. The stock options, which commence December 1, 1998 and expire December 1, 2004, are exercisable at various option exercise prices ranging from $0.20 to $ 0.37 per share. Effective July 31, all 238,500 options were exercised. As the stock options were not formally registered with the SEC, any common shares issued pursuant to the exercise of stock options are restricted shares.

         The Company's working capital remained negative as at November 30, 1999, at Cdn$1,080,534, an increase over the balance at the fiscal 1999 year end of negative Cdn$914,984.

         During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.

         During 1999 certain of the Company's 10% note holders demanded full repayment of principal and interest, and commenced legal proceedings to enforce their demands including an attempt to appoint a receiver. The Company successfully negotiated with the majority of the note holders, being 2/3rds, to extend the repayment terms an additional year.

         In December 2000, a Note Holder commenced proceedings in Ontario court for payment of US $45,000, interest and costs, whereby they brought a motion for the appointment of a private receiver-manager. The Company brought a cross-motion to dismiss the action for lack of legal capacity to commence the proceedings. In February 2001 the counsel for the plaintiff delivered a notice of discontinuance. The same Note Holder had commenced proceedings in New York State in 1999, however the complaint was also discontinued in September 2000.

         The total amount due to the note holders of $703,807, including accrued 10% interest and principal, has been reflected as a current liability. These 10 % notes and accrued interest are secured by a general security agreement over the assets of the Company.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

e)      Dividends

        On July 14, 2000, at the Annual General and Special meeting of shareholders of the Company, the shareholders approved an amendment to the articles of the Corporation, whereby effective July 16, 2000 all the Class "A" preference shares, series 1 and series 2 were converted into common shares. At November 30, 1999, the Class "A" preference shares had cumulative undeclared dividends amounting to U.S. $3,018,750 and U.S. $1,540,907 on the series 1 shares and series 2 shares respectively. The shareholders approved a bonus of 0.5357142 common shares per series 1 share, and 0.4714282 common shares per series 2 share. As a result of the aforementioned amendment, the dividends payable but not yet declared by the Company were effectively cancelled.

        On July 14, 2000, the Company declared a stock dividend, whereby on August 15, 2000, common shareholders of record received 3 common shares for each common share owned on the record date of August 2, 2000. Based on 5,277,136 shares outstanding as of the record date, the stock dividend was 15,831,408 common shares.

        The stock dividend was only issued to existing common shareholders of the record date, August 2, 2000. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 {one dollar} was added to the stated share capital and attributed to the dividend.

        While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from the provisions of the Ontario Business Corporation Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

        On July 14, 2000, the Company declared a stock dividend, whereby effective August 15, 2000, class "C" common shareholders of record received 3 common shares for each common share owned on the record date of August 2, 2000. On a fully diluted basis, the stock dividend was 300,000 common shares. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 {one dollar} was added to the stated share capital and attributed to the dividend. While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from the provisions of the Ontario Business Corporations Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

f)   Year ended November 30, 1999, compared with year ended November 30, 1998

     The Company's financial results for fiscal 1999 demonstrate that it continued to be economically reliant on three major customers for its business. In the tabulated revenues below, sales to these customers combined was equal to 74% of the total sales revenues for fiscal 1999, very comparable to the previous fiscal year when these same customers accounted for 77% of total sales.

                                                        2000        %             1998        %             1997        %
     In Canadian Dollars
     ---------------------------------------------------------------------------------------------------------------------
     Total Sales                                  $1,043,550     100%       $1,197,639     100%         $993,524     100%
     -----------                                  ----------     ----       ----------     ----         --------     ----

     Sales to two Publishing Customers              $358,786      34%         $594,564      50%         $295,706      27%

     Sales to one Retail Customer                   $412,638      40%         $327,629      27%         $365.556      37%

     During 1999 the Company's main publishing customer was forced by its secured creditors to restructure financially. Initially, the Company made a full provision of $75,000 against the non-payment of accounts receivable from that customer; this loss was booked in the first quarter of fiscal 1999. Notwithstanding, the customer was successfully refinanced and, in January 2000 the Company signed a settlement with that customer and received payment of approximately $25,000, which recovery was booked as in the last quarter. In addition, the publishing customer is committed to a minimum of two publishing orders with the Company and, for the balance of $50,000 ART will receive a number of signed limited-edition canvas prints valued at their wholesale prices. During 2000 the Company intends to market these canvases through its corporate galleries; however it is not anticipated that the Company will completely recover its losses to date.

     The second significant event during fiscal 1999 was the demand made by two of the seven 10% note holders to be paid their principal totaling $90,000 plus interest. The agent representing the two note holders commenced legal proceedings against the Company and communications with the other note holders. The Company successfully negotiated with the majority of the note holders, being 2/3rds, and the repayment terms were extended a further year. As a result the Company recorded a recovery of accrued penalty interest charged to interest expense in prior years. Further, with the strengthening of the Canadian dollar relative to the United States dollar, the Company's US dollar debt obligations, as reported in Canadian dollars in the 1999 balance sheet were reduced. The impact of the penalty interest recovery and the lower debt obligations was a recovery of $71,000, which was included in other income and reduced total administration expenses.

     During 1999 the Company's second Regulation S Offering, whereby the Company issued 20,000 shares and raised $5,000 in capital, expired without additional shares being issued. On August 31, 1999, the Company Board of Directors approved a third Regulation S offering and, sold 300,000 common shares for total proceeds of $60,000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     The Company recorded a net loss of $102,412 in 1999, which compared favourably to the loss of $2,761,730 in 1998. In summary the principal reasons for the improvement were:

         In 1998, the Company wrote down capitalized patent costs by $2.15 million dollars to $1 and recorded $252,000 of patent amortization charges. There were no such charges to operations in 1999.

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

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

       ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     We are exposed to variety of risks, indirectly by changes in interest rates affecting consumer-purchasing habits and directly affected by currency fluctuations between the Canadian and US dollars. The Company does not purchase forward foreign exchange contracts.

     The Company has no debt or credit subject to variable interest rates. During fiscal 2000, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.45: $US1.0 to a high of $CAD1.54: $US1.0.

     The Artagraph division sales revenues outside Canada are invoiced in United States dollars. Such sales revenues represent approximately $700,000 or approximately $US 455,000. At any given date the Company may be owed $US40,000 based upon the current revenue levels. A strengthening of the Canadian dollar against the United States dollar, assuming a shift in rates within 30 days of the magnitude above, would result in an exchange loss of $3,600. A more permanent shift, i.e. extended over 12 months, in exchange rates, whereby the rate of exchange Canadian/United Sates dollars returned to an historical level of $CAD1.36: $US1.0, could result in loss of revenue of approximately $85,000.

     Conversely, the Company owes $US 458,208 of principal and accrued interest to its 10% Note Holders. A weakening Canadian dollar will negatively impact by increasing losses. However, a strengthening Canadian dollar, along the came lines above, could decrease the Company's debt by a similar amount of $85,000.

     The exchange gains and losses that the Company may be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a strengthening Canadian dollar relative the United Sates dollar would likely have permanent negative impact.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                          ITEM 8. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                AUDITORS' REPORT

To the Shareholders of
A.R.T. International Inc.

We have audited the balance sheet of A.R.T. International Inc. as at November 30, 2000 and 1999 and the statements of loss, deficit and cash flows for the years ended November 30, 2000, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2000 and 1999 and the results of its operations and its cash flows for the years ended November 30, 2000, 1999 and 1998 in accordance with generally accepted accounting principles in Canada.

                                                 Armstrong, Szewczyk & Tobias

Toronto, Canada                                      CHARTERED ACCOUNTANTS

February 15, 2001

                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 2000 and 1999 and as described in
Note 14 to the financial statements. Our report to the shareholders dated February 15, 2001 is expressed in accordance with Canadian reporting standards, which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the financial statements.

                                               Armstrong, Szewczyk & Tobias

Toronto, Canada                                   CHARTERED ACCOUNTANTS

February 15, 2001

--------------------------------------------------------------------------------

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 2000 AND 1999
                          (STATED IN CANADIAN DOLLARS)

                                                                                      2000              1999
                                                                                      ----              ----
ASSETS
    CURRENT
        Cash                                                                      $    101,689      $     10,861
        Accounts Receivable                                                             96,283           121,546
        Inventories [Notes 2(a) and 3]                                                 153,687           136,994
        Prepaid Expenses and Deposits                                                   16,905             7,905
                                                                                  ------------      ------------
                                                                                       368,564           277,306
                                                                                  ------------      ------------

    INVESTMENT IN AFFILIATED COMPANY [Note 4]                                           69,202          -
                                                                                  ------------      ------------

    CAPITAL [Note 5]                                                                    48,505            60,631
                                                                                  ------------      ------------
    OTHER

        Patents                                                                      3,931,051         3,931,051
        Art Reproduction Rights                                                        441,875           441,875
                                                                                  ------------      ------------
                                                                                     4,372,926         4,372,926
        Less - Accumulated Amortization [Note 2(b)]                                  4,372,925         4,372,925
                                                                                  ------------      ------------
                                                                                             1                 1
                                                                                  ------------      ------------

        Inventories [Notes 2(a) and 3]                                                  31,165            38,647
                                                                                  ------------      ------------

                                         TOTAL ASSETS                             $    517,437      $    376,585
                                                                                  ============      ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 2000 AND 1999
                          (STATED IN CANADIAN DOLLARS)

                                                                                       2000              1999
                                                                                       ----              ----
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities                                   $    685,291      $    564,655
        Loans Payable [Note 6]                                                           60,000              -
        Notes Payable [Note 7]                                                          703,807           627,635
                                                                                   ------------       -----------

                                 TOTAL LIABILITIES                                    1,449,098         1,192,290
                                                                                   ------------       -----------

SHAREHOLDERS' DEFICIENCY
    CAPITAL STOCK [Note 8]
        PREFERENCE SHARES:
             Series 1
                  Nil       {1999 - 805,000}                                              -             3,701,809
             Series 2
                  Nil       {1999 - 466,941}                                              -             2,785,628

        COMMON SHARES:
              23,308,544    {1999 - 1,386,551}                                        9,517,875         2,248,961
            Class "C"
                 400,000    {1999 - 50,000}                                             100,001            50,000
                                                                                   ------------       -----------

                                                                                      9,617,876         8,786,398
    CONTRIBUTED SURPLUS                                                              11,775,000        11,775,000
    DEFICIT                                                                         (22,324,537)      (21,377,103)
                                                                                   ------------       -----------
                                                                                       (931,661)         (815,705)
                                                                                   ------------       -----------
                                TOTAL LIABILITIES
                            LESS SHAREHOLDERS' DEFICIENCY                          $    517,437      $    376,585
                                                                                   ============      ============

The accompanying notes form an integral part of these financial statements.

APPROVED BY THE BOARD:  Director _________________ Director ___________________


To be read in conjunction with the Auditors' Report attached hereto dated February 15, 2001.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                            A.R.T. INTERNATIONAL INC.

                              STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
                          (STATED IN CANADIAN DOLLARS)

                                             2000              1999              1998
                                             ----              ----              ----

BALANCE - Beginning of Year                $21,377,103      $21,274,691       $18,512,961

ADD - Net Loss                                 947,432          102,412         2,761,730
                                           -----------      -----------       -----------

                                            22,324,535       21,377,103        21,274,691

ADD - Dividends [Note 9]                             2            -                 -
                                           -----------      -----------       -----------

BALANCE - End of Year                      $22,324,537      $21,377,103       $21,274,691
                                           ===========      ===========       ===========






The accompanying notes form an integral part of these financial statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------


                            A.R.T. INTERNATIONAL INC.

                                STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
                          (STATED IN CANADIAN DOLLARS)

                                                                                       2000            1999              1998
                                                                                       ----            ----              ----

SALES                                                                             $    807,144      $ 1,043,550        $1,197,639
                                                                                  ------------      -----------        ----------
COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Under noted:                                               681,530          685,908           748,683

        Amortization of Capital Assets                                                   7,238           10,216            35,673
                                                                                  ------------      -----------        ----------
                                                                                       688,768          696,124           784,356
                                                                                  ------------      -----------        ----------

                                  GROSS PROFIT                                         118,376          347,426           413,283
                                                                                  ------------      -----------        ----------


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Under noted:                                                     614,488          391,028           623,739

        Foreign Exchange Loss (Gain)                                                    (2,346)           9,075           87,143
        Amortization of Capital Assets                                                   4,888            3,509            7,638
        Amortization of Patents                                                            -                -           2,358,630
        Loan Interest                                                                   47,980           46,226            97,863
                                                                                  ------------      -----------        ----------
                                                                                       665,010          449,838         3,175,013
                                                                                  ------------      -----------        ----------
                              LOSS FROM OPERATIONS
                             BEFORE UNDER NOTED ITEM                                  (546,634)        (102,412)       (2,761,730)


EQUITY IN LOSS OF AFFILIATED COMPANY                                                  (400,798)          -                  -
                                                                                  ------------      -----------        ----------

                                LOSS BEFORE TAXES                                     (947,432)        (102,412)       (2,761,730)

PROVISION FOR INCOME TAXES [Note 13]                                                     -               -                  -
                                                                                  ------------      -----------        ----------

                                    NET LOSS                                      $   (947,432)    $   (102,412)      $(2,761,730)
                                                                                  ============     ============       ===========

NET LOSS PER COMMON SHARE [Note 12(b)]                                            $      (0.06)    $      (0.09)      $     (2.59)
                                                                                  ============     ============       ===========
WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 12(d)]                                                      16,096,346        1,146,551        1,066,551
                                                                                  ============     ============       ==========

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                            A.R.T. INTERNATIONAL INC.

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 2000, 1999 AND 1998
                          (STATED IN CANADIAN DOLLARS)

                                                                                     2000              1999              1998
                                                                                     ----              ----              ----

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                      $   (947,432)    $   (102,412)      $(2,761,730)
    Adjustments for:
        Amortization of Capital Assets                                                  12,126           13,725            43,311
        Amortization of Patents                                                          -                -             2,358,630
        Accrued Interest and Penalties on
           Notes Payable (Reversed)                                                     76,172          (41,192)          144,893
                                                                                   -----------      -----------       -----------
                                                                                      (859,134)        (129,879)         (214,896)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                                             25,263           25,967           (80,518)
        Inventories - Current and Long-Term                                             (9,211)          31,761            49,053
        Prepaid Expenses and Deposits                                                   (9,000)            -              118,300
        Accounts Payable and Accrued Liabilities                                       120,636          (62,861)          163,360
        Accounts Payable - Related Party                                                 -                 -             (159,796)
                                                                                   -----------      -----------       -----------
                                                                                      (731,446)        (135,012)         (124,497)
                                                                                   -----------      -----------       -----------

CASH FLOWS FROM FINANCING ACTIVITIES

        Loans Payable                                                                   60,000             -                 -
        Notes Payable                                                                    -              (30,000)             -
        Issuance of Capital Stock for Cash {Net}                                       831,478           65,000            50,000
        Dividends                                                                           (2)            -                 -
                                                                                   -----------      -----------       -----------
                                                                                       891,476           35,000            50,000
                                                                                   -----------      -----------       -----------

CASH FLOWS FROM INVESTING ACTIVITIES

        Investment in Affiliated Company                                               (69,202)            -                 -
                                                                                   -----------      -----------       -----------

                          NET INCREASE (DECREASE) IN CASH                               90,828         (100,012)          (74,497)

CASH - Beginning of Year                                                                10,861          110,873           185,370
                                                                                   -----------      -----------       -----------

CASH - End of Year                                                                $    101,689    $      10,861      $    110,873
                                                                                  ============    =============      ============

--------------------------------------------------------------------------------

                            A.R.T. INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2000
                          (STATED IN CANADIAN DOLLARS)

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

                Equipment, Furniture and Fixtures.........20% Declining Balance

              Patents are recorded at cost and are amortized on a straight-line basis, based on the legal life of such intellectual property, which approximates fifteen years.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

      (C)    OTHER ASSETS

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

      (D)    FAIR VALUES

             The Company determines the fair value of its financial instruments based on quoted market values or discounted cash flow analysis. The fair value of the accounts payable and the notes payable, based on current estimated borrowing rates, is significantly less than the stated carrying values at year end. The recorded amounts of financial instruments in these financial statements approximate their fair values.

      (E)    TRANSLATION OF FOREIGN CURRENCIES

             These financial statements are presented in Canadian dollars.

             Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item.

      (F)    MANAGEMENT REPRESENTATIONS

             In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 2000 and 1999 and the results of operations, cash flows and related note disclosures for the fiscal years ended November 30, 2000, 1999 and 1998 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

3.    INVENTORIES

      Inventories consist of the following:

                                                      2000                                               1999
                               ----------------------------------------------   ----------------------------------------------
                                                Provision for                                    Provision for
                                                Obsolete and                                     Obsolete and
                                   Gross         Slow-Moving          Net            Gross        Slow-Moving         Net
                                  Amount         Inventories        Amount          Amount        Inventories       Amount
                                  ------         -----------        ------          ------        -----------       ------
      Finished Goods            $     61,900   $     -            $    61,900    $     75,583    $     (3,104)   $     72,479
      Work-in-Process                 48,825         -                 48,825          60,517            -             60,517
      Raw Materials                   74,127         -                 74,127          42,645            -             42,645
                                 -----------  --------------      -----------     -----------    -------------    -----------
                                 $   184,852   $     -            $   184,852    $    178,745    $     (3,104)    $   175,641
                                  ==========  ==============      ==========      ===========    ============     ===========
      Current Portion ........................................    $   153,687.....................................$   136,994
      Non-current Portion.....................................         31,165.....................................     38,647
                                                                  -----------                                     -----------
                                                                  $   184,852                                     $   175,641
                                                                   ==========                                      ==========

4.    INVESTMENT IN AFFILIATED COMPANY - $69,202

      On December 15, 1999, the Company executed an agreement with The Buck a Day Company Inc. (formerly 1375400 Ontario Limited), hereinafter collectively referred to as "Buck". Buck is in the direct response telemarketing and sales business. In addition, Buck offers third party retail financing services, utilizing its "Buck a Day" credit card, whereby customers can purchase computers and other consumer products for as little as "a dollar a day" with no down payment. A.R.T. International Inc had the right to purchase a 44% interest in Buck for $400,000. By March 30, 2000, the Company had paid Buck $400,000 for 160 common shares, representing 44.44% of the total issued share capital of Buck. On April 27, 2000, the Company loaned Buck $70,000 under an agreement which allowed the Company the right to convert an additional 40 common shares, representing an additional 5.56% of the total issued share capital. Effective August 8, 2000, the Company exercised its option and converted its loan into equity, thereby bringing its ownership in Buck up to 50%. Subsequent to the year-end, the Company acquired the balance of 200 common shares to own 100% of Buck [See Note 17].

      The Company funded the purchase of the initial 50% of Buck's shares from the sale of its common shares under the Regulation S Offering [See Note 8(b)]. In total, the Company paid $470,000 for 200 common shares, representing 50% of Buck's total share capital. The 200 common shares where issued from treasury.

      During the year ended November 30, 2000, the Company did not control the Board of Directors or the day-to-day operations of Buck. Accordingly, the investment has been accounted for by the equity method, whereby the Company recorded the purchase of Buck at cost less its equity share of losses. As of November 30, 2000, the following summarizes the Company's net investment in Buck:

            Investment in Buck {at Cost}........................ $     470,000
            Less - Equity in Losses.............................       400,798
                                                                 -------------

            NET INVESTMENT IN BUCK.............................. $      69,202
                                                                 =============

--------------------------------------------------------------------------------

5.    CAPITAL ASSETS

                                                                                2000                               1999
                                                            ----------------------------------------------------------------
                                                                            ACCUMULATED        NET BOOK          NET BOOK
                                                              COST         AMORTIZATION          VALUE             VALUE
                                                              ----         ------------          -----             -----

      Equipment, Furniture and Fixtures                    $    358,821     $    310,316      $     48,505     $     60,631
                                                           ============     ============      ============     ============


6.    LOANS PAYABLE - $60,000

      These loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.

7.    NOTES PAYABLE

      The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

      The note holders have agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                                                        2000                               1999
                                                        ----                               ----
                                             U.S. Dollars     Cdn. Dollars      U.S. Dollars      Cdn. Dollars
                                             -----------------------------      ------------------------------

             Principal                        $   315,000      $   483,840       $   315,000      $   464,625
             Accrued Interest                     143,208          219,967           110,515          163,010
                                               ----------       ----------        ----------       ----------

                                              $   458,208      $   703,807       $   425,515      $   627,635
                                              ===========      ===========       ===========      ===========

      During the year, a certain note holder commenced an action against the Company, including a motion for the appointment of a private receiver-manager. The Company brought a cross-motion to dismiss the action for lack of legal capacity to commence the proceedings. Subsequent to the year-end, counsel for the plaintiff delivered a notice of discontinuance, thereby abandoning their legal action. Under the Rules of Civil Procedure the note holder is obligated to pay the Company's costs.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

                   The directors have authorized 875,000 class "A" preference shares, series 1, each of which is convertible into 0.048 common shares.

                   The directors have authorized an unlimited number of class "A" preference shares, series 2, each of which is convertible into 0.24 common shares;

             (ii) The shareholders authorized an unlimited number of class "B" preference shares. These shares are non-voting, retractable at the option of the Company at the amount paid up thereon and have a non-cumulative preferential dividend of $0.10 per share in priority to all other shares of the Company. In the event of dissolution, these shares are entitled to receive the greater of $1.00 per share or the amount paid up thereon in priority to all other shares of the Company. No class "B" shares have been issued;

            (iii) The shareholders authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a non-cumulative dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid. In the event of dissolution, these shares are entitled to receive the greater of $0.01 per share or the amount paid up thereon in priority to the common shares and no share of any further distribution; and

            (iv)   Common shares
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

     (B)   CAPITAL STOCK

                                                                      CLASS "A" PREFERENCE SHARES, SERIES 1
                                                         ----------------------------------------------------------------
                                                                     2000                                1999
                                                         ----------------------------------------------------------------
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                             ------           ------              ------          ------

            Balance - Beginning of Year                       805,000       $ 3,701,809            805,000      $ 3,701,809
            Less - Shares Converted to
                       Common Shares                          805,000         3,701,809               -               -
                                                              -------       -----------            -------      -----------
            Balance - End of Year                                -          $    -                 805,000      $ 3,701,809
                                                              =======       ===========            =======      ===========


                                                                      CLASS "A" PREFERENCE SHARES, SERIES 2
                                                         -------------------------------------------------------------------
                                                                     2000                                1999
                                                         -------------------------------------------------------------------
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                             ------           ------              ------          ------

            Balance - Beginning of Year                       466,941       $ 2,785,628            466,941      $ 2,785,628
            Less - Shares Converted to
                       Common Shares                          466,941         2,785,628               -                -
                                                              -------       -----------            -------      -----------
            Balance - End of Year                                 -         $     -                466,941      $ 2,785,628
                                                              =======       ===========            =======      ===========

             On July 14, 2000, at the Annual, General and Special meeting of shareholders of the Company, the shareholders approved an amendment to the articles of the Corporation, whereby effective July 16, 2000, all of the issued and outstanding 805,000 class "A" preference shares, series 1, and all of the issued and outstanding 466,941 class "A" preference shares, series 2, were converted into and became common shares at the effective rate of 0.5837142 and
             0.7114282 common shares for each series 1 and series 2 class "A" preference shares, respectively. The effective rate was higher than the actual stated conversion rate of 0.048 and 0.24 as specified to the series 1 and series 2 preference shares, respectively, to give credit for accumulated undeclared dividends, as detailed in Note 9(a).

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                  COMMON SHARES
                                                                                  -------------
                                                                     2000                                1999
                                                          -----------------------------------------------------------------
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                             ------           ------              ------          ------
            Balance - Beginning of Year                     1,386,551      $  2,248,961          1,066,551     $  2,183,961

            Add:
               Shares Issued Pre Stock Dividend             2,850,000           570,000            320,000           65,000
               Options Exercised                              238,500            64,476              -                -
               Conversion of Class "A"
                  Preference Shares, Series 1                 469,890         3,701,809              -                -
               Conversion of Class "A"
                  Preference Shares, Series 2                 332,195         2,785,628              -                -
                                                           ----------      ------------          ---------     ------------
                                                            5,277,136         9,370,874          1,386,551        2,248,961
            Add:
               3 for 1 Stock Dividend                      15,831,408                 1              -                -
               Shares Issued Post Stock
                  Dividend                                  2,200,000           147,000              -                -
                                                           ----------      ------------          ---------     ------------

            Balance - End of Year                          23,308,544      $  9,517,875          1,386,551     $  2,248,961
                                                           ==========       ===========        ===========      ===========

     During the 2000 fiscal year, the Company issued 13,400,000 common shares (on a post stock dividend basis) for a total cash consideration of $670,000. In addition, 200,000 shares were issued as consideration for finders' fees valued at $47,000. The shares were issued pursuant to the August, 1999 Regulation S offering, which restricts the shares from being offered to United States residents or traded in the United States. Various officers and employees of the Company exercised options for 238,000 shares for a cash consideration of $64,476.

                                                                             CLASS "C" COMMON SHARES
                                                                             -----------------------
                                                                     2000                                1999
                                                         ------------------------------------------------------------------
                                                            Number of                            Number of
                                                             Shares           Amount              Shares          Amount
                                                             ------           ------              ------          ------

            Balance - Beginning of Year                        50,000     $      50,000             50,000    $      50,000
            Add - Shares Issued During Year                    50,000            50,000           -                -
                                                         ------------      ------------        -----------    -------------
                                                              100,000           100,000             50,000           50,000
            Add - 3 for 1 Stock Dividend                      300,000                 1          -                 -
                                                         ------------      ------------        -----------    -------------

            Balance - End of Year                             400,000      $    100,001             50,000    $      50,000
                                                          ===========       ===========        ===========    =============

             During the 2000 fiscal year, the Company issued 50,000 class "C" common shares for a total cash consideration of $50,000. Effective August 15, 2000, a three for one stock dividend was paid resulting in 400,000 shares being outstanding at year end.

     (C)     STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON SHARES

     The Company has issued various stock options for common shares of the Company's capital stock. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding

--------------------------------------------------------------------------------
     ten years. In addition, the Company has granted warrants from time to time to lenders of the Company.

            The options and warrants are allocated as follows:

                                                                                               NUMBER OF SHARES
                                                                                        ------------------------------
                                                                                             2000               1999
                                                                                             ----               ----

            Balance - Beginning of Year                                                       118,700           13,800
            Add   - Options and Warrants Issued                                               133,500          105,000
                                                                                         ------------     -------------
                                                                                              252,200          118,800
            Less  - Options and Warrants Exercised                                            238,500            -
                                                                                         ------------     -------------
                                                                                               13,700          118,800
            Add  - 3 for 1 Stock Dividend                                                      41,100            -
                                                                                         ------------     -------------
                                                                                               54,800          118,800
            Less  - Options and Warrants Expired                                               38,800              100
                                                                                         ------------     -------------

            Balance - End of Year                                                              16,000          118,700
                                                                                         ============     ============

      The options and warrants granted and outstanding as at November 30, 2000 are as follows:

          COMMON SHARES
          UNDER OPTION
           OR SUBJECT
           TO WARRANTS              EXERCISE PRICE           EXPIRY DATE
           -----------              --------------           -----------

               16,000              U.S. $15.625                 2002


      During the year, the Company issued 133,500 [1999 - 105,000] common stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 133,500 stock options were issued at an option price of $0.20 per stock option. During the year, all 238,500 of the options pursuant to the above noted plan were exercised [133,500 options at $0.20 and 105,000 options at $0.25]

9.    DIVIDENDS

      (A)   CLASS "A" PREFERENCE SHARES, SERIES 1 AND SERIES 2

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

            The holders of the class "A" preference shares, series 1 and series 2, were entitled to receive as and when declared by the directors, a fixed preferential cumulative dividend at the rate of U.S. $0.60 per annum, payable annually in cash or common shares at the discretion of the directors.

            On July 14, 2000, at the Annual General and Special meeting of shareholders of the Company, the shareholders approved an amendment to the articles of the Corporation, whereby effective July 16, 2000 all the Class "A" preference shares, series 1 and series 2 were converted into common shares. At November 30, 1999, the class "A" preference shares had cumulative undeclared dividends amounting to U.S. $3,018,750 and U.S. $1,540,907 on the series 1 shares and series 2 shares respectively. The shareholders approved a bonus of
            0.5357142 common shares per series 1 share, and 0.4714282 common shares per series 2 share. As a result of the aforementioned amendment, the dividends payable but not yet declared by the Company were effectively cancelled.

      (B)   COMMON SHARES

            On July 14, 2000, the Company declared a stock dividend, whereby effective August 15, 2000, common shareholders of record received 3 common shares for each common share owned on the record date of August 2, 2000. Based on 5,277,136 shares outstanding as of the record date, the stock dividend was 15,831,408 common shares.

            The stock dividend was only issued to existing common shareholders of the record date, August 2, 2000. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 {one dollar} was added to the stated share capital and attributed to the dividend. While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from the provisions of the Ontario Business Corporation Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

     (C)    CLASS 'C' COMMON SHARES

            On July 14, 2000, the Company declared a stock dividend, whereby effective August 15, 2000, class "C" common shareholders of record received 3 common shares for each common share owned on the record date of August 2, 2000. On a fully diluted basis, the stock dividend was 300,000 common shares. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 {one dollar} was added to the stated share capital and attributed to the dividend. While the Company had a shareholders' deficit on the dividend distribution date, it was for practical purposes exempt from the provisions of the Ontario Business Corporations Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

10.    SEGMENTED INFORMATION

       The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings. Operations and identifiable assets by geographic segments are as follows:

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                               2000             1999             1998
                                                                               ----             ----             ----

      DOMESTIC SALES - Canada                                              $     113,360     $      39,267    $      54,901
      INTERNATIONAL EXPORT SALES:
         U.S.A.                                                                  626,907           971,569        1,083,681
         European Economic Community                                              19,160             3,035           35,655
         Other                                                                    47,717            29,679           23,402
                                                                            ------------      ------------     ------------

                                                                            $    807,144       $ 1,043,550      $ 1,197,639
                                                                             ===========        ==========       ==========

      All significant identifiable assets and amortization relate to assets situated in Canada.

11.   LEASE COMMITMENT

      Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

             FISCAL YEAR ENDING                              AMOUNT
             ------------------                              ------

                    2001................................. $    58,340
                    2002.................................      64,174
                    2003.................................      20,790


12.   RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY
      ACCEPTED ACCOUNTING PRINCIPLES

      The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

      The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                                             2000                             1999                          1998
                                ----------------------------       -------------------------    ------------------------
                                     CANADIAN       U.S.           CANADIAN         U.S.        CANADIAN          U.S.

                                 G.A.A.P.        G.A.A.P.         G.A.A.P.        G.A.A.P.       G.A.A.P.          G.A.A.P.
                                 --------        --------         --------        --------       --------          --------

      (A)  BALANCE SHEET:
              Capital Stock
                  Issued       $   9,617,876    $ 11,659,419    $   8,786,398    $ 10,827,941   $   8,721,398    $ 10,762,941
                               =============    ============    =============    ============   =============    ============

              Accumulated
                  Deficit       $(22,324,537)   $(24,372,295)    $(21,377,103)   $(23,434,861)   $(21,274,691)   $(23,322,449)
                               =============    ============    =============    ============   =============    ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                                                                       2000             1999             1998
                                                                                       ----             ----             ----
      (B)  STATEMENT OF LOSS:
              Net Loss per Common Share under U.S. G.A.A.P.                            $(0.06)         $(0.09)         $(2.59)
                                                                                        =====           =====           =====

      (C)  WEIGHTED AVERAGE NUMBER OF SHARES
              - U.S. G.A.A.P. [Note 12(e)]                                         16,096,346       1,146,551       1,066,551
                                                                                  ===========     ===========     ===========

      (D)  WEIGHTED AVERAGE NUMBER OF SHARES
              - CANADIAN G.A.A.P.                                                  16,096,346       1,146,551       1,066,551
                                                                                  ===========     ===========     ===========

--------------------------------------------------------------------------------

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

13.   INCOME TAXES

      There are no current or future income taxes payable in Canada or the United States.

      The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $4,888,922 (1999 - $6,587,180) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

      These losses expire as follows:

                      YEAR                       CANADIAN                 U.S.                TOTAL
                      ----                       --------                 ----                -----

                      2001................... $   302,000       $       -                 $     302,000
                      2002...................     717,000               400,000               1,117,000
                      2003...................        -                1,530,000               1,530,000
                      2004...................     924,031               -                       924,031
                      2005...................     395,462               -                       395,462
                      2006...................      88,687               -                        88,687
                      2007...................     531,742               -                       531,742
                                              ------------      ----------------          -------------
                                              $ 2,958,922       $     1,930,000           $   4,888,922
                                              ===========       ===============           =============

14.   GOING CONCERN

      The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital, the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

15.   MAJOR CUSTOMER

      Sales to specific major customers of the Company were as follows:

                                                                      2000                               1999
                                                           ---------------------------        ----------------------------
                                                                           Percentage                         Percentage
                                                           Percentage      of Accounts        Percentage      of Accounts
                                                           of Sales        Receivable         of Sales        Receivable
                                                           --------        ----------         --------        ----------
      SALES THROUGH ONE RETAIL
       COMPANY (U.S.)                                        55%               59%              40%              54%
                                                             ==                ==               ==               ==

      SALES THROUGH ONE ART
       PUBLISHING AGENT (U.S.)                                5%                - %             25%              22%
                                                             ==                ==               ==               ==


16.   SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

      There were no interest or income tax payments made during the year 2000 (1999 - interest - $30,000; income taxes - $ Nil) (1998 - interest - $ Nil; income taxes - $ Nil).

17.   SUBSEQUENT EVENTS

      (A)  ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC. {"BUCK"}

           On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

                Cash........................................... $    500,000
                Add - 2,000,000 Common Shares Issued
                            Fully Paid and Non-assessable......      470,000
                                                                ------------

                Total Consideration............................ $    970,000
                                                                ============

      The Company attributed the cash value of the 2,000,000 common shares issued of $470,000 or $0.235 per common share, as the shares are restricted and may not be traded for three {3} years. The average market price of the common share was approximately $1.00 in the corresponding period.

      The balance sheet of Buck had a shareholders' deficiency of $434,715 and the stated capital of the shares acquired from the selling shareholders of Buck was $ 75,000. In the opinion of management, the underlying fair market value of assets acquired approximates the book value as stated in Buck's audited financial statements for the year ended November 30, 2000. The consideration has been allocated as follows:

           Total Consideration............................ $    970,000
           Less - Shares Purchased........................       75,000
                                                           ------------

           Allocated to Goodwill.......................... $    895,000
                                                           ============


Below are pro forma consolidated financial statements of the Company for the year ended November 30, 2000, including balance sheet and statements of loss and deficit and cash flows. These pro forma consolidated financial statements are presented as if the acquisition of Buck had taken place at December 1, 1999. Comparative pro forma figures have not been presented, as Buck did not commence business operations until January 2000.

                            A.R.T. INTERNATIONAL INC.

                      PRO FORMA CONSOLIDATED BALANCE SHEET

                                NOVEMBER 30, 2000
                          (STATED IN CANADIAN DOLLARS)

ASSETS
    CURRENT
        Cash                                                                                                   $    181,838
        Accounts Receivable                                                                                         121,453
        Inventories                                                                                                 221,010
        Prepaid Expenses and Deposits                                                                               285,611
                                                                                                               ------------
                                                                                                                    809,912

    CAPITAL {at Cost}                                                                                               222,678

    OTHER {at Cost}
        Patents                                                                                $ 3,931,051
        Less - Accumulated Amortization                                                          3,931,050                1
                                                                                                ----------

        Goodwill                                                                                                    895,000

        Inventories                                                                                                  31,165
                                                                                                               ------------

                                                       TOTAL ASSETS                                            $  1,958,756
                                                                                                               ============


LIABILITIES
    CURRENT

        Accounts Payable and Accrued Liabilities                                                                $ 1,439,115
        Loans Payable                                                                                               356,412
        Notes Payable                                                                                               703,807
                                                                                                                -----------

                                                     TOTAL LIABILITIES                                            2,499,334

SHAREHOLDERS' DEFICIENCY
    CAPITAL STOCK
        25,808,544 Common Shares                                                               $10,487,875
           400,000 Class "C" Common Shares                                                         100,001       10,587,876
                                                                                              ------------
    CONTRIBUTED SURPLUS                                                                                          11,775,000
    DEFICIT                                                                                                     (22,903,454)
                                                                                                               ------------
                                                     TOTAL LIABILITIES
                                               LESS SHAREHOLDERS' DEFICIENCY                                   $  1,958,756
                                                                                                               ============

                            A.R.T. INTERNATIONAL INC.
              PRO FORMA CONSOLIDATED STATEMENT OF LOSS AND DEFICIT


                      FOR THE YEAR ENDED NOVEMBER 30, 2000
                          (STATED IN CANADIAN DOLLARS)

SALES                                                                                                           $ 4,370,315
COST OF GOODS SOLD                                                                                                3,171,885
                                                                                                                -----------

                                                       GROSS PROFIT                                               1,198,430



SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

        Selling, General and Administrative Expenses
            Before the Undernoted:                                                             $ 2,645,298

        Foreign Exchange Gain                                                                       (2,346)
        Amortization of Capital Assets                                                              27,588
        Interest                                                                                    54,239        2,724,779
                                                                                              ------------     ------------

                                                         NET LOSS                                                (1,526,349)

DEFICIT - Beginning of Year                                                                                     (21,377,103)
                                                                                                               ------------
                                                                                                                (22,903,452)

LESS - Stock Dividends                                                                                                    2
                                                                                                               ------------
DEFICIT - End of Year                                                                                          $(22,903,454)
                                                                                                               ============


                            A.R.T. INTERNATIONAL INC.

                 PRO FORMA CONSOLIDATED STATEMENT OF CASH FLOWS

                      FOR THE YEAR ENDED NOVEMBER 30, 2000
                          (STATED IN CANADIAN DOLLARS)

CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                                                                    $(1,526,349)
    Adjustments for:
        Amortization of Capital Assets                                                                               34,826
        Accrued Interest and Penalties on Notes Payable                                                              76,172
                                                                                                               ------------

                                                                                                                 (1,415,351)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                                                                              93
        Inventories - Current and Long-Term                                                                         (76,534)
        Prepaid Expenses and Deposits                                                                              (277,706)
        Accounts Payable and Accrued Liabilities                                                                    874,460
                                                                                                               ------------
                                                                                                                   (895,038)

CASH FLOWS FROM FINANCING ACTIVITIES

        Loans Payable                                                                         $    356,412
        Issuance of Capital Stock for Cash {Net}                                                 1,801,478
        Stock Dividends                                                                                 (2)       2,157,888
                                                                                              ------------


CASH FLOWS FROM INVESTING ACTIVITIES

        Purchase of Capital Assets                                                                (196,873)
        Goodwill                                                                                  (895,000)      (1,091,873)
                                                                                              ------------     ------------

                                                   NET INCREASE IN CASH                                             170,977

CASH - Beginning of Year                                                                                             10,861
                                                                                                               ------------

CASH - End of Year                                                                                             $    181,838
                                                                                                               ============

           The Company funded the purchase of the balance of the Buck common shares by issuing 500,000 of its common shares for $500,000 cash and issuing 2,000,000 fully paid and non-assessable restricted common shares to the vendors. In addition, the selling shareholders of Buck received 1,000,000 options to purchase common shares pursuant to the Company's stock option plan. The 1,000,000 common shares are reserved and conditionally allotted to be issued in respect of share purchase options upon receipt by the Company of the purchase price per share on the exercise of each such option.

           The Letter of Intent dated November 27, 2000, issued by the Company to Buck, also provided that: the Company "will arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March 2001". The Company has not arranged such financing as of February 2001; notwithstanding Buck and the Company continue to cooperate in order to arrange financing directly from third party sources.

           Shareholder loans to Buck in the amount of $296,000 are secured against the assets of Buck under a general security agreement.

      (B)  CHANGE OF NAME AND SALE OF THE ART REPRODUCTION DIVISION OF A.R.T.

           On February 26, 2001, the Board of Directors called the Company's Annual General and Special Meeting, to be held on April 18, 2001 in Toronto, Canada.

           The shareholders of the Company will also be asked to approve a Special Resolution to change the name of the Company from A.R.T International Inc. to Buck-a-Day International Inc. and a second Special Resolution as to the sale of the Art Reproduction Division of the Company, with the intent of more appropriately reflecting the Company's new business strategy of direct marketing consumer based products as the main business of the corporation.

       ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                            AND FINANCIAL DISCLOSURE

         None.

                                    PART III

          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     On July 14, 2000, the Company held a Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Kirby, Michel van Herreweghe, Francoise Jacquel and Marc Bielby.

     On December 4, 2000, following the acquisition of Buck, Ed LaBuick and Dennis La Buick were appointed as CEO and as a Director respectively of the Company.

     Simon P. Meredith was elected a director of the Company and President and Chief Operating Officer in November 1994. Mr. Meredith is a Chartered Accountant and was Vice President, Finance and Administration of Gormont Group Limited from April 1991 through December 1993. He was a consultant for Helix Investments Limited (a private investment group) from October 1990 through March 1991 and Vice President, Finance and Administration of Diecut Group, Inc from June 1987 through September 1990.

     Marc Bielby is vice president of Computer Stop Limited, 1994 to the present.

     Michel van Herreweghe, Chairman. -- Is Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to present; Director Commonwealth Asset Managers Limited (Bahamas) 1994 to June 1997. He was appointed State of Florida Commissioner of Deeds 1994 to March 1999; Director Creditanstalt Bank of Switzerland, A.G. 1996 to present;

     Francoise Jacquel, Director. -- Was Director of Xxpert Rental Tool Inc. from 1993 to 1994; Director and Vice President of Finance of Swiss Capital Funds Corp. from 1994 to present; Director of First Canadian Securities Corporation (Bahamas) from 1995 to June 1997; Director of Orford Resources Ltd. from 1994 through 1995; Director of Lignex Inc. 1995; Director of Harrington Financial Inc. from 1995 through 1996.

     Roger Kirby, Director. -- Is President of Enviro-Lite International Inc; General Manager of Can-Am Teck Inc. 1991; Vice-President Sales for Demax Inc. 1990; President of Telephony Communications International Inc. from 1987 through 1990; President of Nickeldale Resources Inc. to November 1996.

     Ed LaBuick. -- Co-founder, CEO and Director of The Buck A Day Company Inc. Mr. LaBuick is a marketing entrepreneur with over 30 years of management experience in Direct Response Television, Radio and Print, Retail distribution in Canada and the United States, working with North American Phillips, Silver Eagle Records, Time Life, National Geographic, Capital, EMI, MCA, and Warner Bros.

     Dennis LaBuick. -- Co-founder, President and Director of The Buck A Day Company Inc. Fifteen years experience in Direct Response Television, Radio and Print, Media Planning and Buying, Creative Writing and Television Production, working with DCNL Corporation as VP Media, General Manager for Quality Music & Video, and prior to that as director of media at Silver Eagle Records.

     Compliance With Section 16(a) of the Exchange Act

     This item is not applicable because the Company is a foreign private issuer within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company's securities are therefore currently exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Exchange Act.

                        ITEM 11. EXECUTIVE COMPENSATION.

     The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by all individuals who served as the Company's Officers and Directors during each fiscal year.

                                                             (In Canadian Dollars)
------------------------------------------------------------------------------------------------------------------------------------
                                                                            Long-Term
                                                                            Compensation
                                   Annual Compensation                      Awards
     Name and                      Year   Salary   Bonus    Other Annual    Restricted     Securities   All
     --------                      ----   -------  ------   ------------    -------------------------   ---
     Principal Position                   ($)      ($)      Compensation    Stock          Underlying   Other
     ------------------                   ---      ---      -------------   -----          ----------   -----
                                                            ($)             Awards ($)     Options (#)  Compensation ($)
                                                            ---             ----------     -----------  ----------------

     Simon Meredith                2000      --       --        120,000(1)       --             200000          --
     President                     1999      --       --         85,000(1)       --                 --          --
                                   1998                          85,000(1)                          --          --
     Marc Bielby, Director          --       --       --                --       --                 --          --
     Michel van Herreweghe,         --       --       --                --       --             360000          --
     Chairman
     Francoise Jacquel, Director    --       --       --                --       --             344000          --
     Roger Kirby, Director          --       --       --                --       --              10000          --
     Roger Scarr, Director          --       --       --                --       --                 --          --

     Subsequent to the year-end, new appointments effective December 4, 2000.

     Ed La Buick, CEO              2000      --       --                --       --                 --          --
     Dennis La Buick, Director     2000      --       --                --       --                 --          --

     (1) Represents the fees paid in Canadian dollars to a consulting company owned by Mr. Meredith (See "Employment and Consulting Agreements").

     Employment and Consulting Agreements

     In November 1994, the Company entered into a consulting agreement with The Merrick Group Limited, a company beneficially owned by Simon Meredith. Under the terms of the contract, Mr. Meredith provides management services to the Company for up to 100 hours per month as President and Chief Operating Officer.

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

     The Board of Directors or the Committee determines the option price per share with respect to each option and fixes the period of each option, but in no event may the option period be longer than 10 years. Options granted under the Plan are nontransferable. Up to and including March 1, 2000, pursuant to the option plan, subject to and conditional upon any necessary regulatory approval or ruling, the Company authorized the issue of 238,500 stock options to employees, officers and directors at option prices ranging from $ 0.20 to $ 0.37 per share option. On July 31, all 238,500 options were exercised.

     Subsequent to the year-end, effective December 4, 2000, pursuant to the acquisition of 100% of Buck, the Company granted 1,000,000 options to purchase common shares of the Company to the selling shareholders of Buck, whereby the options expire December 1, 2001, or such other extended date set by the Company in accordance with the Stock Option Plan, and at a price of $1.0.

     Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

      ---------------------------------------------------------------------------------------
                 Name       Open          Options           Options             Close
                          Options         Granted          Exercised           Options
      ---------------------------------------------------------------------------------------
                          Qty    $     Qty     $Price       Qty       $       Qty        $
                                                /sh.
      ---------------------------------------------------------------------------------------
      Simon
      Meredith           --      -      50000  0.20            50000                --
      ---------------------------------------------------------------------------------------
      Michel van
      Herreweghe         --      -      90000  0.20            90000                --
      ---------------------------------------------------------------------------------------
      Francoise
      Jacquel            --      -      86000  0.37            86000                --
      ---------------------------------------------------------------------------------------
      Roger
      Kirby              --      -       2500  0.37             2500                --
      ---------------------------------------------------------------------------------------
      Roger
      Scarr              --      -         --  --                 --                --
      ---------------------------------------------------------------------------------------
      Marc
      Bielby             --      -         --  --                 --                --
      ---------------------------------------------------------------------------------------
      Options granted pursuant to acquisition of Buck, effective December 4, 2000:
      ---------------------------------------------------------------------------------------
      Ed
      LaBuick (1)        --      -    500,000  1.0                --           500,000  1.0
      ---------------------------------------------------------------------------------------
      Dennis
      La Buick(2)        --      -    500,000  1.0                --           500,000  1.0
      ---------------------------------------------------------------------------------------

(1)      500,000 options beneficially owned by a related party
(2)      Includes 250,000 options beneficially owned by a related party

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As At November 30, 2000, no one shareholder, including directors, officers and employees own more than 5% of the common shares.

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

          Incorporated herein.


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

     Michel van Herreweghe      Chairman of the Board        Date 28 Feb. 2001

     Simon P. Meredith          President                    Date 28 Feb. 2001