Form 10-Q
period 2001-02-28
A R T INTERNATIONAL INC
filed 2001-04-03
CIK 810269

                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 2001
                         Commission File Number 0-16008

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

Common Shares outstanding as at February 28, 2001: 25,908,544

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                February 28, 2001

PART I                                                                         PAGE [S]

Consolidated Balance sheets:
    As at February 28, 2001, and November 30, 2000                                3-4

Consolidated Statements of Accumulated Deficit                                    5
    For the three months ended February 28, 2001
    For the three months ended February 29, 2000

Consolidated Statements of Loss                                                   6
    For the three months ended February 28, 2001
    For the three months ended February 29, 2000

Consolidated Statements of Cash Flow                                              7
    For the three months ended February 28, 2001
    For the three months ended February 29, 2000

Notes to Consolidated Financial Statements                                        8-15

Item 2.
    Management's discussions and analysis of financial
    condition and results of operations.                                          16-19

PART II

             SIGNATURES                                                           20

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                                                   Pro forma
                                            3 Months Ended      12 Months Ended
                                           February 28,2001       Nov. 30, 2000
                                              (Unaudited)           (Audited)
                                                                    (Note 2)
------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                          $    30,557          $   181,838
Accounts receivable                               458,898              121,453
Inventory (Notes 2(a) and 4)                      295,024              221,010
Prepaid expenses and deposits                     297,485              285,611
------------------------------------------------------------------------------
                                                1,081,964              809,912

CAPITAL ASSETS (Note 5)                           246,093              222,678

Patents                                         3,931,051            3,931,051
Less: Accumulated amortization                  3,931,050            3,931,050
------------------------------------------------------------------------------
                                                        1                    1
OTHER
Goodwill (less accum.
 amortization $14,917)                            880,083              895,000
Inventories (Notes 2(a) and 4)                     30,000               31,165
------------------------------------------------------------------------------

TOTAL ASSETS                                  $ 2,238,141          $ 1,958,756
==============================================================================



The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   Pro forma
                                            3 Months Ended      12 Months Ended
                                           February 28,2001       Nov. 30, 2000
                                             (Unaudited)            (Audited)
                                                                    (Note 2)
------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                        $   1,774,041        $   1,439,115
Loans payable (Note 6)                            494,726              356,412
Notes payable (Note 7)                            709,891              703,807
------------------------------------------------------------------------------
                                                2,978,658            2,499,334
------------------------------------------------------------------------------
TOTAL LIABILITIES                               2,978,658            2,499,334

CAPITAL STOCK (Note 8)

Class C Common                                    100,001              100,001
Common shares                                  10,507,875           10,487,875
------------------------------------------------------------------------------
                                               10,607,876           10,587,876
CONTRIBUTED SURPLUS                            11,775,000           11,775,000
DEFICIT                                       (23,123,393)         (22,903,454)
------------------------------------------------------------------------------
                                                 (740,517)            (540,578)
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                       $   2,238,141        $   1,958,756
==============================================================================



The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)


                                                                  Pro forma
                                            3 Months Ended       3 Months Ended
                                          February 28, 2001    February 29, 2000
                                            (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period               $(22,903,455)        $(21,377,103)
Add - net loss                                  (219,938)            (233,820)
--------------------------------------------------------------------------------

Deficit - end of period                     $(23,123,393)        $(21,610,923)
================================================================================



The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)

                                                                   Pro forma
                                          3 Months Ended         3 Months Ended
                                         February 28, 2001      February 29,2000
                                          (Unaudited)              (Unaudited)


SALES                                        $2,755,565             $275,712
COST OF GOODS SOLD                            1,730,626              231,554
----------------------------------------------------------------------------

GROSS PROFIT                                  1,024,939               44,158

OPERATING EXPENSES
Selling general & administrative              1,230,915              266,363
----------------------------------------------------------------------------

Operating loss                                 (205,976)            (222,205)

OTHER EXPENSES
Note interest                                    13,962               11,615
----------------------------------------------------------------------------
TOTAL OTHER EXPENSES                             13,962               11,615
----------------------------------------------------------------------------
NET LOSS                                     $ (219,938)           $(233,820)
============================================================================

NET LOSS PER COMMON SHARE                        $0.012               $0.146
----------------------------------------------------------------------------

WEIGHTED AVE. NUMBER
 OF COMMON SHARES                            18,131,408            1,606,551
----------------------------------------------------------------------------



The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)

                                                                                            Pro forma
                                                            3 Months Ended               3 Months Ended
                                                          February 28, 2001             February 29, 2000
                                                             (Unaudited)                   (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                      $  (219,938)                   $  (233,820)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                                  25,664                         12,175
------------------------------------------------------------------------------------------------------
                                                               (194,274)                      (221,645)

Accounts receivable                                            (337,445)                        27,806
Inventories - current & long-term                               (72,850)                        11,640
Prepaid expenses and deposits                                   (11,875)                       (38,714)
Accounts payable and accrued
 liabilities                                                    334,925                         55,568
------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                          (281,519)                      (165,345)

INVESTMENT ACTIVITIES
Acquisition of capital assets                                   (34,160)                       (21,345)
------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                          (34,160)                       (21,345)

FINANCING ACTIVITIES
Common shares issued                   990,000
 (less)investment
   in subsidiary                      (970,000)
------------------------------------------------------------------------------------------------------
                                                                 20,000                        300,000
------------------------------------------------------------------------------------------------------
                                                                 20,000                        300,000
Loan payable                                                    138,314
Notes payable                                                     6,084                         (2,243)
------------------------------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                           164,398                        297,757
------------------------------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                                   (151,281)                       111,067
CASH, beginning of period                                       181,838                         10,681
------------------------------------------------------------------------------------------------------
CASH, end of period                                           $  30,557                     $  121,928
======================================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                                              $0                             $0
------------------------------------------------------------------------------------------------------
Income taxes paid in period                                          $0                             $0
------------------------------------------------------------------------------------------------------



The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
February 28, 2001

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

The Company has wholly owned subsidiary called The Buck A Day Company Inc, ("Buck"). Buck is in the direct response telemarketing and sales business. In addition, Buck offers third party retail financing services, utilizing its "Buck a Day" credit card, whereby customers can purchase computers and other consumer products for as little as "a dollar a day" with no down payment.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of consolidated financial statements (SEE NOTE 3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC.)

The un-audited consolidated statements of loss and statements of cash flow of the Company for the periods ended February 28, 2001, and February 29, 2000(prepared on a pro forma basis for comparative purposes) have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The pro forma consolidated balance sheet at November 30, 2000 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete consolidated financial statements. The pro forma consolidated financial balance sheet at November 30, and the pro forma statements of loss and cash flow at February 29, 2000 are presented as if the acquisition of Buck had taken place at December 1, 1999.

In the opinion of the Company's management, the accompanying consolidated financial statements contain the material adjustments, necessary to present fairly the consolidated financial balance sheets of the Company at February 28, 2001, and November 30, 2000, and the results of their consolidated loss and consolidated cash flow for the periods ended February 28, 2001, and February 28, 2000, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

(b) Inventories
Inventories, whether classified as current or long-term assets, are valued at the lower of cost and market value. Cost is determined on a first in, first out basis.

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

(d) Other Assets

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

     - Goodwill arising from the consolidation of its subsidiary will be written off on a straight-line basis over 15 years.

(e) Translations of Foreign Currencies

These financial statements are presented in Canadian dollars.

Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item

(f) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 28, 2001 and November 30, 2000 and the results of operations, changes in financial position and related note disclosures for the period ended February 28, 2001 and 2000 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC.

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

     Cash.........................................................$    500,000
     Add - 2,000,000 Common Shares Issued
                 Fully Paid and Non-assessable...................      470,000
                                                                   -----------

     Total Consideration..........................................$    970,000
                                                                   ===========

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

     Total Consideration..........................................$    970,000
     Less - Shares Purchased.....................................       75,000
                                                                   -----------

                        Allocated to Goodwill                     $    895,000
                                                                   ===========

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

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company will arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March, 2001. As of mARCH 2001, the Company has not arranged such financing; notwithstanding Buck and the Company continue to cooperate in order to arrange financing directly from third party sources.

Shareholder loans to Buck in the amount of $379,726 are secured against the assets of Buck under a general security agreement.

4. INVENTORIES

Inventories consist of the following:

                                       February 28, 2001                              November 30, 2000
                          -----------------------------------------       ------------------------------------------

                                         Provision for                                Provision for
                                         Obsolete and                                  Obsolete and
                             Gross        Slow-Moving        Net            Gross      Slow-Moving       Net
                            Amount        Inventories       Amount         Amount      Inventories      Amount
                            ------       -------------      ------         ------     -------------     ------

Finished Goods            $ 215,024           $  -       $  215,024      $  129,222     $     -          $  129,222
Work-in-Process              40,000              -           40,000          48,825           -              48,825
Raw Materials                70,000              -           70,000          74,127           -              74,127
             ----------------------------------------------------------------------    -------------------------------------------
                          $ 325,024           $  -       $  325,024      $  252,174     $     -           $ 252,174
                           ========          =======      =========         =======      ========           =======
Current Portion ........................................ $  295,024.......................................$ 221,009
Non-current Portion..................................        30,000....................................      31,165
                                                          ---------                                         -------
                                                         $  325,024                                       $ 252,174
                                                          =========                                         =======


5. CAPITAL ASSETS

                                                      ACCUMULATED      NET BOOK        NET BOOK
                                          -----------------------------------------------------
                                             COST     AMORTIZATION       VALUE           VALUE

Equipment, Furniture and Fixtures         $ 591,301   $345,210         $246,091        $222,678
                                           ========    =======          =======         =======


6. LOANS PAYABLE - $494,726

$115,000 loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.

$379,726 loans are secured against the assets of Buck, repayable on demand and non-interest bearing.

7. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders have agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                                               2001                               2000
                                   -------------------------------     --------------------------------
                                   U.S. Dollars       Cdn. Dollars      U.S. Dollars       Cdn. Dollars
Principal                           $   315,000       $  479,777        $  315,000         $  483,840
Accrued Interest                        151,083          230,114           143,208            219,967
-----------------------------------------------------------------------------------------------------
                                    $   466,083       $  709,891        $  458,208         $  703,807
                                     ==========       ==========         =========          =========

During 2000, a certain note holder commenced an action against the Company, including a motion for the appointment of a private receiver-manager. The Company brought a cross-motion to dismiss the action for lack of legal capacity to commence the proceedings. In March 2001, the plaintiff delivered a notice of discontinuance, thereby abandoning their legal action. Under the Rules of Civil Procedure the note holder is obligated to pay the Company's costs.

8. CAPITAL STOCK

(a) The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

(i) Class "B" preference shares

Effective July 1998, the shareholders have authorized an unlimited number of class "B" preference shares. These shares are non-voting, redeemable at the option of the Company and have a preferential dividend of $0.10 per share in priority to all other shares of the Company. No class "B" shares have been issued.

(ii) Class "C" common share

Effective July 1998, the shareholders have authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid; and

(iii) Common shares.

(b) Capital stock.


                                                                       COMMON SHARES
                                             -----------------------------------------------------------------
                                                           2001                               2000
                                                           ----                               ----
                                              Number of                            Number of
                                                Shares          Amount               Shares            Amount
                                               --------         ------               ------           --------

Balance - Beginning of Year                  23,308,544       $ 9,517,875          1,386,551      $ 2,248,961
Add -
Shares issued pre stock dividend                      0                 0          2,850,000          570,000
Options exercised                                     0                 0            238,500           64,476
Conversion of Class "A"
-Preference shares
     Series 1                                         0                 0            469,890        3,701,809
     Series 2                                         0                 0            332,195        2,785,628
----------------------------------------------------------------------------------------------------------------
S-total pre dividend                         23,308,544       $ 9,517,875          5,277,136        9,370,874
Add -
3:1 stock dividend                                    0                 0         15,831,408                1
Shares issued post
     stock dividend                           2,600,000           990,000          2,200,000          147,000

----------------------------------------------------------------------------------------------------------------
Balance - End of Year                        25,908,544      $ 10,507,875         23,308,544      $ 9,517,875
----------------------------------------------------------------------------------------------------------------

                                                                     Class "C" Common Shares
                                                            2001                             2000
                                            -------------------------------------------------------------------
                                                Number of                             Number of
                                                 Shares           Amount                Shares          Amount
                                                 ------           ------                ------          ------

Balance - Beginning of Year                       400,000       $  100,001             50,000        $   50,000
Add - Shares Issued During Year                         0                0             50,000            50,000
                                                ---------       ----------           --------        ----------
                                                  400,000          100,001            100,000           100,000
Add - 3 for 1 Stock Dividend                            0                0            300,000                 1
                                                ---------       ----------           --------        ----------
Balance - End of Year                             400,000       $  100,001            400,000        $  100,001
                                                =========       ==========           ========        ==========



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

                                                      NUMBER OF SHARES

                                                     2001              2000
                                                     ----              ----

Balance - Beginning of Year                           16,000          118,700
Add - Options and Issued                           1,000,000          133,500
                                                 -----------        ---------
                                                   1,016,000          252,200
Less - Options and Exercised                               0          238,500
                                                 -----------        ---------
                                                   1,016,000          118,800
Add - 3 for 1 Stock Dividend                               0           41,100
                                                 -----------        ---------
                                                   1,016,000           54,800
Less - Options and Expired                                 0           38,800
                                                 -----------        ---------
  Balance - End of Year                            1,016,000           16,000
                                                 -----------        ---------

The options and granted and outstanding as at February 28, 2001 are as follows:

               Common shares
               under options
                or subject
                to warrants                Exercise price       Expiry date
                -----------                --------------       -----------

                 1,000,000                    $CDN  1.00            2005
                    16,000                    $US  62.50            2002
                 ---------
                   118,700
                 =========

During the 2001 year, the Company issued 1,000,000 common share stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten [10] percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, in connection with acquisition of the balance of the Buck common shares. These stock options have not been registered.

9. DIVIDENDS

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

10. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $64,000 annually until January 31, 2003.

11. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a) Balance sheet:

                                          February 28, 2001                      November 30, 2000
                                          -----------------                     -------------------
                                   Canadian                U.S.             Canadian          U.S.
                                     GAAP                  GAAP              GAAP             GAAP
----------------------------------------------------------------------------------------------------------
                                     $                $                     $                 $

Capital stock issued                  10,607,876       12,649,419            10,587,876        12,629,419
----------------------------------------------------------------------------------------------------------

Accumulated Deficit                  (23,123,393)    (25,171,151)          (22,903,455)       (24,951,213)
----------------------------------------------------------------------------------------------------------

(b) Statement of Loss:
                                    February 28, 2001                      February 29, 2000
                                    -----------------                      -----------------

Net loss under Canadian
 & U.S. GAAP                            $219,938                               $233,820
Net loss per common
 share under
U.S. & Canadian GAAP                      $0.012                               $  0.146
Weighted average number
of shares U.S. & Cdn GAAP             18,131,408                              1,606,551

12. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year          Canadian                 U.S.                      Total
-----------------------------------------------------------------------
2001            302,000                      0                  302,000
2002            717,000                400,000                1,117,000
2003                  0              1,530,000                1,530,000
2004            924,031                      0                  924,031
2005            395,462                      0                  395,462
2006             88,687                      0                   88,687
2007            531,742                      0                  531,742
-----------------------------------------------------------------------

             $2,958,922             $1,930,000               $4,888,922


13. GOING CONCERN

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

14. RECLASSIFICATION

Certain figures with respect to the three-month period ended February 29, 2000 have been reclassified to conform with the presentation adopted for the three-month period ended February 28, 2001.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars, unless stated otherwise)

General

The following should be read in conjunction with our Form 10K for the year ended November 30, 2000, including: the audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Quarterly Report. In the following discussions "we" "us" and "our" refer to A.R.T. International Inc and its wholly owned subsidiary The Buck A Day Company Inc, unless the context otherwise dictates.

In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth in our Form 10K for the year ended November 30, 2000, under Item 1. Business - "Factors that may affect the business" and incorporated by reference in this Quarterly Report.

Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc. and its subsidiary The Buck a Day Company Inc, unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the three months ended February 28, 2001, the Company recorded sales to its main retail customer of $67,806, which represents 47% of its total sales revenues in that period. First quarter 2000 revenues from the same customer were $111,858 (67%), which was $44,052 higher and represents the reason for the fall in total sales revenues from $176,875 in fiscal 2000 to $143,161 in fiscal 2001.

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

Buck A Day Division

The Company sales revenues increased from $98,475 for the quarter ended February 29, 2000 to $2,612,404 for the same quarter in 2001. Notwithstanding, the Company had forecast sales revenues of approximately $3 million for the first quarter of 2001, but had product supply shortages in February that negatively impacted total revenues by approximately $400,000. The supply shortages resulted from lower inventory levels maintained by the Company principal sources of IBM PC machines and the liquidity problems experienced by the Company towards the end of the first quarter. Unless the Company is able to find reliable product sources and obtain credit lines with its major suppliers, or is unable to raise capital, it will likely continue to loose revenues.

Gross Profit

Artagraph Division

The Company reported a gross profit of $5,943 in the first quarter of 2001. This was a reduction over the previous fiscal year and is mainly attributable to the lower sales revenues.

Buck A Day Division

Gross profit for the first quarter of fiscal 2001 was $1,011,666 representing a significant increase over first quarter of 2000 at $17,372. The gross margin improved from 18% in fiscal 2000 to 39% in 2001.

Net Profit

Artagraph Division

Net loss in the first quarter of fiscal 2001 was $112,964 compared to $87,447 for the first quarter of fiscal 2000.

Buck A Day Division

Net loss in the first quarter of fiscal 2001 was $92,057 compared to a loss of $146,373 for the first quarter of fiscal 2000. Had the company been able to reach its forecasted sales of $3 million for the first quarter the net profits would have been approximately $65,000.

Liquidity and Capital Resources

Artagraph division

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash          .....................................................$    500,000
Add - 2,000,000 Common Shares Issued
Fully Paid and Non-assessable.....................................      470,000
                                                                    -----------

                          Total Consideration......................$    970,000
                                                                    ===========

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

         Total Consideration.......................................$    970,000
         Less - Shares Purchased.................................        75,000
                                                                   ------------
      Allocated to Goodwill                                        $    895,000
                                                                    ===========

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

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company will arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March, 2001. As of March 2001, the Company has not arranged such financing; notwithstanding Buck and the Company continue to cooperate in order to arrange financing directly from third party sources.

Buck A Day

The division experienced liquidity problems in the first quarter, due to the Company's inability to raise additional operating capital of $1,000,000. At February 28, 2001, the division had negative working capital of $726,554.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default under Senior Securities:

     (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2000, and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: March 31, 2001


-------------------------------------
By: Michel van Herreweghe
Chairman

-------------------------------------
By: Simon Meredith
President