Form 10-Q
period 2001-05-31
A R T INTERNATIONAL INC
filed 2001-07-16
CIK 810269

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                       For the quarter ended May 31, 2001
                         Commission File Number 0-16008

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

YES |X| NO |_|

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares outstanding as at May 31, 2001: 25,908,544

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                  May 31, 2001

PART I                                                                   PAGE[S]

Consolidated Balance sheets:
     As at May 31, 2001, and November 30, 2000                             3-4

Consolidated Statements of Accumulated Deficit                             5
    For the six months ended May 31, 2001
    For the six months ended May 31, 2000

Consolidated Statements of Loss                                            6
    For the six months ended May 31, 2001
    For the three months ended May 31, 2001
    For the six months ended May 31, 2000
    For the three months ended May 31, 2000

Consolidated Statements of Cash Flow                                       7
    For the six months ended May 31, 2001
    For the six months ended May 31, 2000

Notes to Consolidated Financial Statements                                 8-16

Item 2.
    Management's discussions and analysis of financial
    condition and results of operations                                    17-22

PART II
             SIGNATURES                                                    23

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)

ASSETS
                                                                                           Pro forma
                                                        6 Months Ended                   12 Months Ended
                                                          May 31,2001                     Nov.30, 2000
                                                          (Unaudited)                       (Audited)
                                                                                            (Note 2)
------------------------------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                        $     6,971                    $   181,838
Accounts receivable                                             152,807                        121,453
Inventory (Notes 2(a) and 4)                                    696,954                        221,010
Prepaid expenses and deposits                                   173,465                        285,611
------------------------------------------------------------------------------------------------------
                                                              1,030,197                        809,912

CAPITAL ASSETS (Note 5)                                         242,212                        222,678

Patents                                                       3,931,051                      3,931,051
Less: Accumulated amortization                                3,931,050                      3,931,050
------------------------------------------------------------------------------------------------------
                                                                      1                              1
OTHER Goodwill (less accum.
 amortization $29,833)                                          865,167                        895,000
Inventories (Notes 2(a) and 4)                                   30,000                         31,165
------------------------------------------------------------------------------------------------------

TOTAL ASSETS                                                $ 2,167,577                    $ 1,958,756
======================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)

LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                           Pro forma
                                                           6 Months Ended               12 Months Ended
                                                             May 31,2001                  Nov.30, 2000
                                                             (Unaudited)                   (Audited)
                                                                                            (Note 2)
------------------------------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                                       $  1,936,845                  $   1,439,115
Loans payable (Note 6)                                          837,000                        356,412
Notes payable (Note 7)                                          730,416                        703,807
------------------------------------------------------------------------------------------------------
                                                              3,504,261                      2,499,334
------------------------------------------------------------------------------------------------------

TOTAL LIABILITIES                                             3,504,261                      2,499,334

CAPITAL STOCK (Note 8)

Class C Common                                                  100,001                        100,001
Common shares                                                10,507,875                     10,487,875
------------------------------------------------------------------------------------------------------
                                                             10,607,876                     10,587,876
CONTRIBUTED SURPLUS                                          11,775,000                     11,775,000
DEFICIT                                                     (23,719,560)                   (22,903,454)
------------------------------------------------------------------------------------------------------
                                                             (1,336,684)                      (540,578)
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                                      $  2,167,577                  $   1,958,756
======================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)

                                                                                          Pro forma
                                                           6 Months Ended               6 Months Ended
                                                            May 31, 2001                 May 31, 2000
                                                            (Unaudited)                   (Unaudited)
------------------------------------------------------------------------------------------------------
Deficit - beginning of period                              $(22,903,455)                  $(21,377,103)
Add - net loss                                                 (816,105)                      (636,381)
------------------------------------------------------------------------------------------------------

Deficit - end of period                                    $(23,719,560)                  $(22,013,484)
======================================================================================================

The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)

                                                             Pro forma                            Pro forma
                                       3 Mths Ended        3 Mths Ended     6 Mths Ended         6 Mths ended
                                       May 31, 2001         May 31,2000     May 31, 2001         May 31, 2000
                                        (Unaudited)         (Unaudited)      (Unaudited)         (Unaudited)

SALES                                  $  1,649,429       $    652,839       $  4,404,994       $    928,551
COST OF GOODS SOLD                        1,020,351            505,860          2,750,977            737,414
------------------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                         629,078            146,979          1,654,017            191,137

OPERATING EXPENSES
Selling general
 & administrative                         1,185,645            524,092          2,390,896            778,280
------------------------------------------------------------------------------------------------------------

Operating income/(loss)                    (556,567)          (377,113)          (736,879)          (587,143)

OTHER EXPENSES
Amortization                                 10,747             11,924             21,493             24,099
Note interest                                13,938             11,958             27,900             23,573
Goodwill amortization                        14,916                  0             29,833                  0
Other expenses                                    0                  0                  0                  0
------------------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                         39,601             23,882             79,226             47,673
------------------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                      $   (596,168)      $   (400,995)      $   (816,105)      $   (634,815)
============================================================================================================

NET LOSS PER COMMON SHARE              $       0.02       $       0.16       $       0.03       $       0.25
------------------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                        24,608,544          2,536,551         24,608,544          2,536,551
------------------------------------------------------------------------------------------------------------

The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)

                                                                      Pro forma
                                                    6 Months Ended  6 Months Ended
                                                     May 31, 2001    May 31, 2000
                                                     (Unaudited)      (Unaudited)
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                                $(816,105)      $(634,816)
   Add: Items not requiring an
   outlay of cash Depreciation                           51,326          32,115
   Accrued interest                                      26,609          18,081
   Other                                                      0          (1,565)
-------------------------------------------------------------------------------
                                                       (738,170)       (586,185)

Accounts receivable                                     (31,354)       (101,822)
Inventories - current & long-term                      (474,780)        (39,750)
Prepaid expenses and deposits                           112,146         (40,186)
Accounts payable and accrued
 liabilities                                            497,729         283,972
-------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                  (661,038)       (502,052)
INVESTMENT ACTIVITIES
Acquisition of capital assets                           (41,027)       (128,594)
-------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  (41,027)       (128,594)
FINANCING ACTIVITIES
Common shares issued         990,000
 (less)investment
   in subsidiary            (970,000)
-------------------------------------------------------------------------------
                                                         20,000         680,000
-------------------------------------------------------------------------------
                                                         20,000         680,000
Loan payable                                            480,588          50,000
Notes payable                                                 0               0
-------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                   500,588         730,000
-------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                           (174,867)        117,436
CASH, beginning of period                               181,838          10,681
-------------------------------------------------------------------------------
CASH, end of period                                   $   6,971       $ 128,297
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                                      $0              $0
-------------------------------------------------------------------------------
Income taxes paid in period                                  $0              $0
-------------------------------------------------------------------------------

The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
May 31, 2001

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of consolidated financial statements (SEE NOTE 3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC.)

The un-audited consolidated statements of loss and statements of cash flow of the Company for the periods ended May 31, 2001, and May 31, 2000(prepared on a pro forma basis for comparative purposes) have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The pro forma consolidated balance sheet at November 30, 2000 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete consolidated financial statements. The pro forma consolidated financial balance sheet at November 30, and the pro forma statements of loss and cash flow at May 31, 2000 are presented as if the acquisition of 100% of Buck had taken place at December 1, 1999.

In the opinion of the Company's management, the accompanying consolidated financial statements contain the material adjustments, necessary to present fairly the consolidated financial balance sheets of the Company at May 31, 2001, and November 30, 2000, and the results of their consolidated loss and consolidated cash flow for the periods ended May 31, 2001, and May 31, 2000, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 2001 and November 30, 2000 and the results of operations, changes in financial position and related note disclosures for the period ended May 31, 2001 and 2000 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC.

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

      Cash ..............................................         $500,000
      Add - 2,000,000 Common Shares Issued
               Fully Paid and Non-assessable ............          470,000
                                                                  --------

      Total Consideration ...............................         $970,000
                                                                  ========

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

      Total Consideration ...........................             $970,000
      Less - Shares Purchased .......................               75,000
                                                                  --------
      Allocated to Goodwill .........................             $895,000
                                                                  ========

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

Shareholder loans to Buck in the amount of $710,000 are secured against the assets of Buck under a general security agreement.

The Company has invested cash and common shares in aggregate totalling $1,440,000 in Buck. In the event the Company cannot raise further capital to fund Buck's operations, and consequently Buck continues to record operating losses, then the book value of the investment in Buck carried in the Company's financials would be written down. The write down would be equal to the Company's equity share of Buck's total losses to date of $1,573,637, which would be approximately $1,000,000. Further, the Goodwill amortization recorded in the consolidated financial statements will likely be accelerated to effectively write-off the goodwill of $895,000 to zero.

4. INVENTORIES

Inventories consist of the following:

                                  May 31, 2001                                    November 30, 2000
                    ------------------------------------------       -------------------------------------------
                                  Provision for                                      Provision for
                                  Obsolete and                                       Obsolete and
                     Gross         Slow-Moving            Net            Gross        Slow-Moving         Net
                    Amount         Inventories          Amount          Amount        Inventories       Amount
                    ------         -----------          ------          ------        -----------       ------
Finished Goods       $ 616,954     $     --          $  616,954      $  129,223      $      --        $  129,223
Work-in-Process         40,000           --              40,000          48,825             --            48,825
Raw Materials           70,000           --              70,000          74,127             --            74,127
             --------------------------------------------------      -------------------------------------------
                     $ 726,954     $     --          $  726,954      $  252,175      $      --        $  252,175
                     =========     ========          ==========      ==========      =========        ==========
Current Portion ..................................   $  696,954....................................   $  221,010
Non-current Portion...............................       30,000....................................       31,165
                                                     ----------                                       ----------
                                                     $  726,954                                       $  252,175
                                                     ==========                                       ==========

Third party suppliers of PC equipment to Buck have a priority security registered on finished good inventories in the Buck warehouse of approximately $562,000 as at May 31, 2001.

5. CAPITAL ASSETS

                                                   ACCUMULATED   NET BOOK    NET BOOK
                                       ----------------------------------------------
                                         COST     AMORTIZATION    VALUE        VALUE
                                       ----------------------------------------------
Equipment, Furniture and Fixtures      $ 598,169    $355,957     $242,212    $222,678
                                       =========    ========     ========    ========

6. LOANS PAYABLE - $837,000

The $127,000 loan is unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.

The $710,000 loan is from a related party to Buck and is secured against the assets of Buck, repayable on demand and non-interest bearing.

7. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders have agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                                                 2001                               2000
                                    -----------------------------      ------------------------------
                                    U.S. Dollars     Cdn. Dollars      U.S. Dollars      Cdn. Dollars
Principal                           $   315,000       $  480,000        $  315,000         $  483,840
Accrued Interest                        158,958          250,416           143,208            219,967
-----------------------------------------------------------------------------------------------------

                                    $   473,958       $  730,416        $  458,208         $  703,807
                                    ===========       ==========        ==========         ==========

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

(b) Capital stock.

                                                                 COMMON SHARES
                                          -----------------------------------------------------------------
                                                     2001                                   2000
                                          ----------------------------         ----------------------------
                                          Number of                             Number of
                                           Shares              Amount             Shares             Amount
                                          --------             ------             ------            --------
Balance - Beginning of Year              23,308,544        $ 9,517,875          1,386,551        $ 2,248,961
Add -
Shares issued pre stock dividend                  0                  0          2,850,000            570,000

Options exercised                                 0                  0            238,500             64,476
Conversion of Class "A"
-Preference shares
     Series 1                                     0                  0            469,890          3,701,809
     Series 2                                     0                  0            332,195          2,785,628
------------------------------------------------------------------------------------------------------------
S-total pre dividend                     23,308,544        $ 9,517,875          5,277,136          9,370,874
Add -
3:1 stock dividend                                0                  0         15,831,408                  1
Shares issued post
     stock dividend                       2,600,000            990,000          2,200,000            147,000
------------------------------------------------------------------------------------------------------------

Balance - End of Year                    25,908,544        $10,507,875         23,308,544        $ 9,517,875
------------------------------------------------------------------------------------------------------------

                                                               Class "C" Common Shares
                                                     2001                                   2000
                                          -----------------------------------------------------------------
                                          Number of                             Number of
                                           Shares              Amount             Shares             Amount
                                          --------             ------             ------            --------
Balance - Beginning of Year                 400,000           $100,001             50,000           $ 50,000
Add - Shares Issued During Year                   0                  0             50,000             50,000
                                                                                 --------           --------
                                            400,000            100,001            100,000            100,000
Add - 3 for 1 Stock Dividend                      0                  0            300,000                  1
                                           --------           --------           --------           --------

Balance - End of Year                       400,000           $100,001            400,000           $100,001
                                           ========           ========           ========           ========

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

                                                         NUMBER OF SHARES

                                                     2001                 2000
                                                     ----                 ----
Balance - Beginning of Year                          16,000              118,700
Add - Options and Issued                          1,000,000              133,500
                                                  ---------            ---------
                                                  1,016,000              252,200
Less - Options and Exercised                              0              238,500
                                                  ---------            ---------
                                                  1,016,000              118,800
Add - 3 for 1 Stock Dividend                              0               41,100
                                                  ---------            ---------
                                                  1,016,000               54,800
Less - Options and Expired                                0               38,800
                                                  ---------            ---------
  Balance - End of Year                           1,016,000               16,000
                                                  ---------            ---------

The options and granted and outstanding as at May 31, 2001 are as follows:

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                              May 31, 2001              November 30, 2000
                              -------------             -----------------
                        Canadian         U.S.         Canadian         U.S.
                          GAAP           GAAP           GAAP           GAAP
-------------------------------------------------------------------------------
Capital stock issued  $ 10,607,876   $ 12,649,419   $ 10,587,876   $ 12,629,419
-------------------------------------------------------------------------------

Accumulated Deficit    (23,719,560)   (25,767,318)   (22,903,455)   (24,951,213)
-------------------------------------------------------------------------------

(b) Statement of Loss:

                                               May 31, 2001      May 31, 2000
                                               ------------      ------------

Net loss under Canadian
 & U.S. GAAP                                       $816,105          $634,816
Net loss per common
 share under
U.S. & Canadian GAAP                                  $0.03             $0.25
Weighted average number
of shares U.S. & Cdn GAAP                        18,131,408         1,606,551

12. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $6,587,180 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year         Canadian             U.S.                  Total
---------------------------------------------------------------
2001          302,000                 0                 302,000
2002          717,000           400,000               1,117,000
2003                0         1,530,000               1,530,000
2004          924,031                 0                 924,031
2005          395,462                 0                 395,462
2006           88,687                 0                  88,687
2007          531,742                 0                 531,742
---------------------------------------------------------------

           $2,958,922        $1,930,000              $4,888,922

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

14. RECLASSIFICATION

Certain figures with respect to the three-month period ended May 31, 2000 have been reclassified to conform with the presentation adopted for the three-month period ended May 31, 2001.

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

Sales

Artagraph Division

May 2001 compared to May 2000

Sales for the first six months of fiscal 2001 were $327,200 down $26,273 from Sales of $353,473 in the corresponding period of fiscal 2000.

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the six months ended May 31, 2001, the Company recorded sales to its main retail customer of $98,726, which represents 30% of its total sales revenues in that period. The Company also sold $62,214 (19%) to a new customer in the home-show business. In the first six months of 2000, revenues from the main retail customer were $209,110 (59% of that period total revenues) which was $110,384 higher than 2001. The reduction in sales to its main retail customer was a direct result of the Company's decision to suspend shipments to that customer, pending the customer's refinancing. During the first six months, the days outstanding on receivables from that customer deteriorated from 40 to 120 days. Subsequent to the balance sheet date the Company has received confirmation that the retail customer was successful in refinancing its operations and has commenced shipments on the backlog of orders from that customer of approximately $125,000. The aforementioned sales to the new customer in the home show business were a new initiative by the Company, which had mixed results. The Company will continue to ship product to that customer, pending a review of the profitability of that new business after the 2001 fall shows. The shortfall in sales to its main retail customer was also offset by one-time liquidation sale of approximately $90,000 of original art and excess inventories to a customer in State of Florida.

First quarter ended February 28, 2001 compared to second quarter ended May 31, 2001

Total sales for the second quarter were $184,038 compared to first quarter sales of $143,161. The increase in sales of $40,000 and the reduction of sales of $50,000 from the first quarter to the second quarter for the other major customers was offset by the one-time sale of $90,000 to the liquidation outlet.

Other

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

Buck A Day Division

May 2001 compared to May 2000

The Company commenced its operations in 2000 and therefore 2000 revenues were significantly lower than 2001, the second year of operations.

The Company's sales revenues increased from $575,078 for the six-month period ended May 31, 2000 to $4,077,795 for the same period in 2001. Notwithstanding, the Company had forecast sales revenues of approximately $6 million for the first six months of 2001, but had a number of factors from February through May that negatively impacted total revenues. These factors included: supply shortages resulted from lower inventory levels maintained by the Company's principal sources of PC machines; a slowdown in orders that the Company experienced while switching between major PC suppliers; and, the severe liquidity problems experienced by the Company from the end of the first quarter through the second quarter. During the second quarter the Company switched its supply of PC's from IBM to Compaq, however, despite Compaq's assurances to the contrary, the Compaq suite of products were less price competitive compared to IBM's. In addition, the Company expended greater advertising costs to launch and sell Compaq products, for example the Company's media cost measured on a per unit PC basis was double for a Compaq product compared to unit cost of the equivalent IBM product. Subsequent to the balance sheet date the Company negotiated a new deal with IBM and terminated its contract with Compaq.

Despite the Company's success in establishing a new contract with IBM, the Company is still facing severe liquidity problems. The Company is very dependant upon the cooperation of its suppliers of media services to continue to provide the Company with credit facilities. Unless the Company is able to raise additional capital, its liquidity problems will continue to hamper its efforts to raise revenues to profitable levels.

First quarter ended February 28, 2001 compared to second quarter ended May 31, 2001

Revenues for the second quarter were $1.5 million down by $1.1 million from $2.6 million for the first quarter.

Gross Profit

Artagraph Division

The Company reported a gross profit of $54,913 in the first half of 2001, compared to $39,106 for the same period of the previous fiscal year. The gross margin fluctuated upward from 11% in fiscal 2000 to 17% in fiscal 2001, in part due to the liquidation of inventory that had been fully written-off on the Company's books; whereby any revenue it generated through sales of such inventory was 100% gross profit. Gross margins remain depressed owing to the low revenue levels compared to the fixed overhead expenses. The Company's production capacity is currently running at approximately 15%.

Buck A Day Division

May 2001 compared to May 2000

Gross profit for the first six months of fiscal 2001 was $1,599,714 representing a significant increase over first six months of 2000 at $137,031. The gross margin improved from 24% in fiscal 2000 to 39% in 2001. The improvement in the gross margin reflects the higher proportion of up-sells to products with higher margins in the 2001 fiscal period.

First quarter ended February 28, 2001 compared to second quarter ended May 31, 2001

The gross profit generated in the second quarter was $588,048 as compared to $1,011,666 for the first quarter. The fall in gross profit is solely due to the lower revenues, as the gross margin remained level at 39% in both quarters.

Net Profit

Artagraph Division

Net loss in the first six months of fiscal 2001 was $192,352 compared to $276,746 for the first half of fiscal 2000. The selling expenses in fiscal 2001 were $35,489 compared to $132,609 in fiscal 2000. In fiscal 2000 the Company had expended approximately $100,000 on the production and running of a TV commercials to promote its direct sales efforts. This program was abandoned in the third quarter of fiscal 2000 as the resulting increase to sales were negligible.

Buck A Day Division

May 2001 compared to May 2000

Net loss in the first six months of fiscal 2001 was $593,920 compared to a loss of $358,069 for the first half of fiscal 2000. Selling General and administration expenses only marginally declined despite the 40% fall in revenues. At current overhead levels the Company can reach a breakeven position around revenues of $12 million.

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

  Cash ..........................................  $500,000
  Add - 2,000,000 Common Shares Issued
  Fully Paid and Non-assessable..................   470,000
                                                   --------

              Total Consideration................  $970,000
                                                   ========

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

           Total Consideration......................... $970,000
           Less - Shares Purchased.....................   75,000
                                                        --------
           Allocated to Goodwill                        $895,000
                                                        ========

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

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company will arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March, 2001. As of May 2001, the Company has not arranged the $1,000,000 financing.

Buck A Day

Buck A Day has experienced liquidity problems since the end of the first quarter, due to the Company's inability to raise additional operating capital of $1,000,000. At May 31, 2001, the division had negative working capital of $1,226,732. Without the continuing support of its secured and unsecured creditors, the Buck A Day Company would likely be forced to seek creditor protection.

In this regard, the debenture holders related to the $710,000 loan were threatening to exercise their security rights if the Company failed to raise the aforementioned $1,000,000, which includes the right to appoint a receiver manager.

Subsequent to end of the second quarter, management of Buck has secured an agreement with a third party, subject to the Company's shareholders' approval in a special meeting, to invest directly into the Buck subsidiary.

The proposed plan is to amend the security attached to the loan, of $710,000, and secured on the Buck A Day assets to include a conversion privilege at 10 cents a share for Buck A Day common shares, and provided a potential investor advances $450,000 U.S. to Buck A Day, secured by debenture due September 1st, 2001 with a conversion privilege at 15 cents a share (U.S.). The proposed conversion rights in both debentures are to be subject to shareholder approval on or before September 1st, 2001. Further, the plan also includes provision for a second injection of funds through warrants to purchase common shares of Buck issued to each debenture holder, whereby they can elect to purchase 1,400,000 common shares at 10 cents and 3,000,0000 common shares at 15 cents (U.S.) respectively, provided they exercise their right on or before October 1, 2001.

In addition, so that in the event that the transaction was completed, the A.R.T. shareholding, which would be reduced to approximately 15% of the issued shares, would have an anti-dilution-protection provision by way of a warrant to purchase 800,000 common shares of Buck at 10 cents per common share.

If the transactions were completed as stated above, Buck A Day would receive approximately $1.5 million dollars net of costs by way of an equity investment. In addition, the secured loan of $710,000 would be converted into equity.

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

Dated: June 30, 2001


/s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman


/s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President