Form 10-Q
period 2001-08-31
A R T INTERNATIONAL INC
filed 2001-10-19
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended Aug 31, 2001
                         Commission File Number 0-16008

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

YES ___  NO_X_

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares outstanding as at Aug 31, 2001: 25,908,544

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                              FOR THE QUARTER ENDED
                                  Aug 31, 2001

PART I                                                                  PAGE [S]

Item 1.
Consolidated Balance sheets:
    As at Aug 31, 2001, and November 30, 2000                             3-4

Consolidated Statements of Accumulated Deficit                            5
    For the nine  months ended Aug 31, 2001
    For the nine  months ended Aug 31, 2000

Consolidated Statements of Loss                                           6
    For the nine months ended Aug 31, 2001
    For the three months ended Aug 31, 2001
    For the nine months ended Aug 31, 2000
    For the three months ended Aug 31, 2000

Consolidated Statements of Cash Flow                                      7
    For the nine months ended Aug 31, 2001
    For the nine months ended Aug 31, 2000

Notes to Consolidated Financial Statements                                8-17

Item 2.
    Management's discussions and analysis of financial
    condition and results of operations.                                  18-23
Item 3.
    Quantitative and Qualitative Disclosures About Market
    Risk                                                                  24

PART II - OTHER INFORMATION
Items 1. through 6.                                                       25

SIGNATURES                                                                26

                         PART 1 - FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)

ASSETS
                                                                     Pro forma
                                                                 12 Months Ended
                                                 9 Months Ended    Nov.30, 2000
                                                   Aug 31,2001       (Audited)
                                                   (Unaudited)       (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                                $  607,208        $  181,838
Accounts receivable                                    460,610           121,453
Inventory (Notes 2(b) and 5)                           385,329           221,010
Prepaid expenses and deposits                          507,997           285,611
--------------------------------------------------------------------------------
                                                     1,961,144           809,912

CAPITAL ASSETS (Note 6)                                386,438           222,678

Patents                                              3,931,051         3,931,051
Less: Accumulated amortization                       3,931,050         3,931,050
--------------------------------------------------------------------------------
                                                             1                 1
OTHER
Goodwill                                                     0           895,000
Inventories (Notes 2(b) and 5)                          30,000            31,165
--------------------------------------------------------------------------------

TOTAL ASSETS                                        $2,377,583        $1,958,756
================================================================================


The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                     Pro forma
                                                                 12 Months Ended
                                              9 Months Ended       Nov.30, 2000
                                                Aug 31,2001          (Audited)
                                                (Unaudited)          (Note 2)
-------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                           $  2,596,344        $  1,439,115
Loans payable (Note 7)                            1,597,013             356,412
Notes payable (Note 8)                              741,830             703,807
Other liabilities (Note 7)                          698,000                   0
-------------------------------------------------------------------------------
                                                  5,633,187           2,499,334
-------------------------------------------------------------------------------

TOTAL LIABILITIES                                 5,633,187           2,499,334

CAPITAL STOCK (Note 9)

Class C Common                                      100,001             100,001
Common shares                                    10,507,875          10,487,875
-------------------------------------------------------------------------------
                                                 10,607,876          10,587,876
CONTRIBUTED SURPLUS                              11,775,000          11,775,000
DEFICIT                                         (25,638,480)        (22,903,454)
-------------------------------------------------------------------------------
                                                 (3,255,604)           (540,578)
-------------------------------------------------------------------------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' EQUITY                          $  2,377,583        $  1,958,756
===============================================================================

The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)

                                                                    Pro forma
                                               9 Months Ended     9 Months Ended
                                                Aug 31, 2001       Aug 31, 2000
                                                (Unaudited)        (Unaudited)
-------------------------------------------------------------------------------

Deficit - beginning of period                  $(22,903,453)       $(21,377,103)
Add - net loss                                   (2,735,027)           (992,832)
-------------------------------------------------------------------------------

Deficit - end of period                        $(25,638,480)       $(22,369,935)
===============================================================================


The accompanying notes form an integral part of these consolidated financial statements.

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)

                                                     Pro forma                      Pro forma
                                    3 Mths Ended    3 Mths Ended   9 Mths Ended    9 Mths ended
                                    Aug 31, 2001    Aug 31,2000    Aug 31, 2001    Aug 31, 2000
                                     (Unaudited)    (Unaudited)     (Unaudited)     (Unaudited)

SALES                               $  3,640,183    $ 1,317,733    $  8,045,178    $ 2,246,285
COST OF GOODS SOLD                     2,780,890        972,933       5,531,867      1,710,347
----------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                      859,293        344,800       2,513,311        535,938
OPERATING EXPENSESSelling general
 & administrative                      1,877,691        666,720       4,268,587      1,445,000
----------------------------------------------------------------------------------------------

Operating income/(loss)               (1,018,398)      (321,920)     (1,755,276)      (909,062)

OTHER EXPENSES
Amortization                              12,413         20,748          33,906         44,847
Note interest                             22,944         13,784          50,845         37,358
Goodwill amortization                    865,167              0         895,000              0
Other expenses                                 0              0               0              0
----------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                     900,524         34,532         979,751         82,205
----------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   $ (1,918,922)   $  (356,452)   $ (2,735,027)   $  (991,267)
==============================================================================================

NET LOSS PER COMMON SHARE           $       0.08    $      0.04    $       0.11    $      0.12
----------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     25,258,544      8,091,949      25,258,544      8,091,949
----------------------------------------------------------------------------------------------


The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)

                                                                     Pro forma
                                                  9 Months Ended  9 Months Ended
                                                    Aug 31, 2001   Aug 31, 2000
                                                    (Unaudited)     (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                               $(2,735,027)   $  (992,832)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                          928,906         58,207
   Accrued interest                                       38,023         41,191
   Other                                                       0         (1,565)
-------------------------------------------------------------------------------
                                                      (1,768,098)      (934,625)

Accounts receivable                                     (339,157)      (128,605)
Inventories - current & long-term                       (163,155)       (63,521)
Prepaid expenses and deposits                           (222,386)      (158,805)
Accounts payable and accrued
 liabilities                                           1,157,229        499,890
-------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                 (1,335,567)      (785,666)
INVESTMENT ACTIVITIES
Acquisition of capital assets                           (197,666)      (174,019)
-------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  (197,666)      (174,019)
FINANCING ACTIVITIES
Common shares issued                                     990,000
 (less)investment
   in subsidiary                                        (970,000)
-------------------------------------------------------------------------------
                                                          20,000        845,145
-------------------------------------------------------------------------------
                                                          20,000        845,145
Loan payable                                           1,240,603        190,000
Notes payable                                                  0              0
Other Liabilities                                        698,000              0
-------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                  1,958,603      1,035,145
-------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                             425,370        116,651
CASH, beginning of period                                181,838         10,681
-------------------------------------------------------------------------------
CASH, end of period                                  $   607,208    $   127,512
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                              $         0    $         0
-------------------------------------------------------------------------------
Income taxes paid in period                          $         0    $         0
-------------------------------------------------------------------------------

The accompanying notes form an integral part of these consolidated financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aug 31, 2001

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

The Company has wholly owned subsidiary called The Buck A Day Company Inc, ("Buck"). Buck is in the direct response telemarketing and sales business. In addition, Buck offers third party retail financing services, utilizing its "Buck a Day" credit card, whereby customers can purchase computers and other consumer products for as little as "a dollar a day" with no down payment. From September 1, 2001, the Company's investment in Buck has been reduced to approximately 16%.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of consolidated financial statements (SEE NOTE 3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC.)

The un-audited consolidated statements of loss and statements of cash flow of the Company for the periods ended Aug 31, 2001, and Aug 31, 2000(prepared on a pro forma basis for comparative purposes) have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The pro forma consolidated balance sheet at November 30, 2000 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete consolidated financial statements. The pro forma consolidated financial balance sheet at November 30, and the pro forma statements of loss and cash flow at Aug 31, 2000 are presented as if the acquisition of 100% of Buck had taken place at December 1, 1999.

In the opinion of the Company's management, the accompanying consolidated financial statements contain the material adjustments, necessary to present fairly the consolidated financial balance sheets of the Company at Aug 31, 2001, and November 30, 2000, and the results of their consolidated loss and consolidated cash flow for the periods ended Aug 31, 2001, and Aug 31, 2000, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2000. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

Effective from September 1, 2001, the Company's financial statements will not consolidate Buck financial statements as the Company's investment in Buck has been reduced to approximately 10% of the total common shares of Buck. From September 1, 2001, the investment in Buck will be accounted for at cost as adjusted for by its equity share of Buck profits and losses.

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

Goodwill arising from the consolidation of its subsidiary is written-off on a straight-line basis over 15 years. In the event that there is a permanent impairment of underlying value of the subsidiary's business, the goodwill will be written down. In accordance with this policy, the balance of goodwill has been written-off in the quarter ended August 31, 2001.

(e) Translations of Foreign Currencies

These financial statements are presented in Canadian dollars.

Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item

(f) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at Aug 31, 2001 and November 30, 2000 and the results of operations, changes in financial position and related note disclosures for the period ended Aug 31, 2001 and 2000 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. ACQUISITION OF THE 100% OF THE BUCK A DAY COMPANY INC ("BUCK").

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

     Cash ..................................................       $500,000
     Add - 2,000,000 Common Shares Issued
                 Fully Paid and Non-assessable .............        470,000
                                                                   --------
     Total Consideration ...................................       $970,000
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

     Total Consideration ..............................            $970,000
     Less - Shares Purchased ..........................              75,000
                                                                   --------
     Allocated to Goodwill ............................            $895,000
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

Loans to Buck in the amount of $710,000 are secured against the assets of Buck under a General Security Agreement. The holders of said Security Agreement include senior management of Buck, Ed LaBuick, CEO, and Dennis LaBuick, President, as the co-founders of Buck (hereinafter referred to as "Labuick Group").

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company would arrange for a further $500,000 financing for Buck within 10 to 15 days of ART having 100% of Buck and further arrange $500,000 financing on or about March, 2001. The Company was unable to arrange said financings. Consequently, the LaBuick Group have secured an agreement with a third party, subject to the Company's shareholders' approval in a special meeting, to invest directly into the Buck subsidiary (see Note 4).

4. DILUTION IN OWNERSHIP OF BUCK

In July 2001, Buck executed a Security Agreement with 1483516 Ontario Limited ("1483516"), whereby 1483516 agreed to loan Buck $USD 450,000. The Security Agreement provided for the conversion of the $USD 450,000 of principal into 3,000,000 Buck common shares and a Series "B" Warrant to purchase 3,000,000 Buck common shares exercisable at $USD 0.15 per share.

The $710,000 Loan held by the Labuick Group was amended to add a conversion privilege into Buck common shares at $0.10 per share for a total aggregate 7,100,000 common shares. Upon conversion, the holders of the Security Agreement held by the LaBuick Group also received a Series "A" Warrant for the purchase of up to 1,500,000 additional shares of Buck at $0.10 per share.

In August 2001 Buck allotted and issued 1,999,600 fully paid and non-assessable common shares to the Company for $1.00, thereby bringing the total Buck common shares owned by ART to 2,000,000 in the aggregate. The said allotted common shares are effectively a stock-split of the 400 common shares originally owned by ART into 2,000,000 common shares. Further, Buck granted ART a Series "C" Warrant to purchase up to 800,000 common shares of Buck at $0.10 per share, exercisable for a period of 120 days after the exercise by the LaBuick Group of its conversion rights.

As a consequence of the above transactions, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, is as follows:

     The LaBuick Group                             8,600,000            49.4%
     1483516                                       6,000,000            34.5%
     ART                                           2,800,000            16.1%
     -----------------------------------------------------------------------
     TOTAL                                        17,400,000           100.0%
     -----------------------------------------------------------------------

Buck intends to file a registration statement with U.S. Securities and Exchange Commission to become a public company in the United States. Henceforth, after August 31, 2001, ART shall not prepare consolidated financial statements including Buck financial operating results. Its investment in Buck common shares will be accounted for at cost as adjusted by its equity-prorated share of the Buck financial operating results.

Presented below is additional financial information, including pro forma non-consolidated balance sheet and non-consolidated statement of loss of the Company for the nine-month period ended August 31, 2001. The presentation shows the reconciliation from the consolidated financial presented herein to the non-consolidated financials of the Company. Comparative financial data for the prior period is not presented, as management believes it adds no useful information.


                                                     (Less) Adj.        ART Non-
                                     Consolidated      For Buck     consolidated
                                      9 Months to    9 Months to    9 Months to
                                      Aug 31, `01    Aug 31, `01    Aug 31, `01
                                     ------------    -----------    ------------
BALANCE SHEET
Cash                                 $    607,208    $  (586,454)   $     20,754
Accounts Receivable                       460,610       (362,101)         98,509
Inventory                                 385,329       (230,478)        154,851
Prepaid                                   507,997       (500,092)          7,905
                                     ------------    -----------    ------------
Curr. Assets                            1,961,144      1,679,125         282,019

Capital Assets                            386,438       (344,514)         41,924

Patents-cost                            3,931,051              0       3,931,051
Less-Amort                              3,931,050              0       3,931,050
                                     ------------    -----------    ------------
                                                1              0               1
Inventory                                  30,000              0          30,000
                                     ------------    -----------    ------------

Total Assets                            2,377,583      2,023,638         353,945
                                     ============    ===========    ============

Accounts Payable                        2,596,344     (1,957,835)        638,509
Loans Payable                           1,597,013     (1,408,975)        188,038
Notes Payable                             741,830              0         741,830
Other Liabilities                         698,000       (698,000)              0
                                     ------------    -----------    ------------
Total Liabilities                       5,633,187     (4,064,810)      1,568,377

Class C Common                            100,001              0         100,001
Common shares                          10,507,875              0      10,507,875
Contr. Surplus                         11,775,000              0      11,775,000
Deficit                               (25,638,480)     2,041,170     (23,597,310)
                                     ------------    -----------    ------------
Shareholders' Deficit                  (3,255,604)     2,041,170      (1,214,434)
                                     ------------    -----------    ------------
TOTAL IABILITIES AND SHAREHOLDERS'
EQUITY                                  2,377,583     (2,023,640)        353,943
                                     ============    ===========    ============

STATEMENT OF LOSS

Sales                                $  8,045,178    $(7,570,743)   $    474,435
Cogs                                    5,531,867     (5,170,981)        360,886
                                     ------------    -----------    ------------
Gross Profit                            2,513,311     (2,399,762)        113,549

S, G & A                                4,268,587     (3,958,986)        309,601
Amortization                               33,906        (31,667)          2,239
Financial Interest                         50,845        (15,564)         35,281
Goodwill Amort. (i)                       895,000       (895,000)              0
Equity Loss in Buck (ii)                        0      1,440,000       1,440,000
                                     ------------    -----------    ------------
Total Expenses                          5,248,337     (3,461,217)      1,787,121
                                     ------------    -----------    ------------
Net Loss                                2,735,027     (1,061,455)      1,673,572
                                     ============    ===========    ============


(i)  Goodwill   arising  on  the   consolidation  of  the  Buck  subsidiary  was
     written-off in the third quarter due to its on going losses and the uncertainty of attaining profitable operations in the future.

(ii) From September onward the Company will not present consolidated financials. On a non-consolidated basis the investment in Buck, representing approximately 16% of the total common shares of Buck, is accounted for at cost as adjusted by the Company's equity share of Buck profits and losses. The investment in Buck common shares is $1,440,000 in the aggregate. The accumulated losses of Buck to date are $2.6 million. Consequently the investment in Buck has been written off as there is no certainty that Buck will attain sustained profitability in the future.


5. INVENTORIES

Inventories consist of the following:

                                Aug 31, 2001                 November 30, 2000
                       ---------------------------      ----------------------------
                               Provision for                   Provision for
                               Obsolete and                     Obsolete and
                       Gross    Slow-Moving    Net      Gross   Slow-Moving     Net
                       Amount   Inventories  Amount     Amount  Inventories   Amount
                       ------   -----------  ------     ------  -----------   ------
Finished Goods        $340,329   $   --     $340,329   $129,223   $   --     $129,223
Work-in-Process         25,000       --       25,000     48,825       --       48,825
Raw Materials           50,000       --       50,000     74,127       --       74,127
                      --------   --------   --------   --------   --------   --------
                      $415,329   $   --     $415,329   $252,175   $   --     $252,175
                      ========   ========   ========   ========   ========   ========
Current Portion                             $385,329                         $221,010
Non-current Portion                           30,000                           31,165
                                            --------                         --------
                                            $415,629                         $252,175
                                            ========                         ========

     Third party suppliers of PC equipment to Buck have a priority security registered on finished good inventories in the Buck warehouse of approximately $230,000 as at Aug 31, 2001.


6. CAPITAL ASSETS

                                               ACCUMULATED   NET BOOK   NET BOOK
                                   ---------------------------------------------
                                      COST    AMORTIZATION    VALUE      VALUE
                                   ---------------------------------------------
Equipment, Furniture and Fixtures  $ 847,702    $461,264     $386,438   $222,678
                                   =========    ========     ========   ========

7. LOANS PAYABLE - $1,597,013 AND OTHER LIABILITIES - $698,000

A loan of $188,038 to ART is unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.

A loan of $710,000 to Buck is from the LaBuick Group and is secured against the assets of Buck, repayable on demand and non-interest bearing.

A loan of $698,975 (which was in the original amount of $US 450,000) to Buck from 1483516 and is secured against the assets of Buck, repayable on demand and non-interest bearing.

Other liabilities of $698,000 represent monies advanced (being in the original amount of $US 450,000) to Buck with respect to the exercise of the said Series "B" Warrant.

As of September 1, 2001 the loans to Buck have been converted into common shares of Buck. The registered security on all Buck loans has been fully discharged.

8. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders have agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                                2001                            2000
                     --------------------------      --------------------------
                     U.S. Dollars  Cdn. Dollars      U.S. Dollars  Cdn. Dollars

Principal            $   315,000    $  484,974        $  315,000    $  483,840
Accrued Interest         166,833       256,856           143,208       219,967
------------------------------------------------------------------------------
                     $   481,833    $  741,830        $  458,208    $  703,807
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

9. CAPITAL STOCK

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

(iii) Common shares.

(b) Capital stock.

                                   -----------------------     ----------------------
                                             2001                       2000
                                   -----------------------     ----------------------
                                    Number of                  Number of
                                     Shares        Amount       Shares        Amount
                                     ------        ------       ------        ------

Balance - Beginning of Year        23,308,544   $ 9,517,875    1,386,551   $2,248,961
Add -
Shares issued pre stock dividend            0             0    2,850,000      570,000
Options exercised                           0             0      238,500       64,476
Conversion of Class "A"
-Preference shares
     Series 1                               0             0      469,890    3,701,809
     Series 2                               0             0      332,195    2,785,628
-------------------------------------------------------------------------------------
S-total pre dividend               23,308,544   $ 9,517,875    5,277,136    9,370,874
Add -
3:1 stock dividend                          0             0   15,831,408            1
Shares issued post
     stock dividend                 2,600,000       990,000    2,200,000      147,000
-------------------------------------------------------------------------------------

Balance - End of Year              25,908,544   $10,507,875   23,308,544   $9,517,875
-------------------------------------------------------------------------------------


                                                Class "C" Common Shares
                                                2001                2000
                                         ---------------------------------------
                                        Number of            Number of
                                         Shares     Amount    Shares     Amount
                                         ------     ------    ------     ------

Balance - Beginning of Year              400,000   $100,001    50,000   $ 50,000
Add - Shares Issued During Year                0          0    50,000     50,000
                                         -------   --------   -------   --------
                                         400,000    100,001   100,000    100,000
Add - 3 for 1 Stock Dividend                   0          0   300,000          1
                                         -------   --------   -------   --------

Balance - End of Year                    400,000   $100,001   400,000   $100,001
                                         =======   ========   =======   ========

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

                                             NUMBER OF SHARES

                                           2001              2000
                                           ----              ----

Balance - Beginning of Year                  16,000          118,700
Add   - Options Issued                    1,000,000          133,500
                                        -----------        ---------
                                          1,016,000          252,200
Less  - Options Exercised                         0          238,500
                                        -----------        ---------
                                          1,016,000          118,800
Add  - 3 for 1 Stock Dividend                     0           41,100
                                        -----------        ---------
                                          1,016,000           54,800
Less  - Options Expired                           0           38,800
                                        -----------        ---------
  Balance - End of Year                   1,016,000           16,000
                                        -----------        ---------

The options and granted and outstanding as at Aug 31, 2001 are as follows:

     Common shares
     under options
      or subject
      to warrants             Exercise price               Expiry date
      ----------              --------------               -----------
       1,000,000                $CDN  1.00                    2005
          16,000                $US  62.50                    2002
      ----------
         118,700
      ==========

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

10. DIVIDENDS

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

11. COMMITMENTS AND CONTINGENT LIABILITIES

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows:


(a) Balance sheet:
                             Aug 31, 2001             November      30, 2000
                             -------------            ----------------------
                        Canadian          U.S.         Canadian        U.S.
                          GAAP            GAAP           GAAP          GAAP
--------------------------------------------------------------------------------
                       $              $              $              $

Capital stock issued    10,607,876     12,649,419     10,587,876     12,629,419
--------------------------------------------------------------------------------

Accumulated Deficit    (25,638,480)   (27,686,238)   (22,903,455)   (24,951,213)
--------------------------------------------------------------------------------

(b) Statement of Loss:
                                      Aug 31, 2001                  Aug 31, 2000
                                      ------------                  ------------

Net loss under Canadian
 & U.S. GAAP                            $2,735,027                     $ 991,267
Net loss per common
 share under
U.S. & Canadian GAAP                    $    0.108                     $   0.123
Weighted average number
of shares U.S. & Cdn GAAP               25,258,544                     8,091,949

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


14. RECLASSIFICATION

Certain figures with respect to the three-month period ended Aug 31, 2000 have been reclassified to conform with the presentation adopted for the three-month period ended Aug 31, 2001.

  Item 2. -- MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars, unless stated otherwise)
--------------------------------------------------------------------------------

General

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

General

The consolidated operating results for the Company were continuing losses. Despite consolidated revenues of $8,045,178 the Company's net losses increased to $2.7 million for the nine months ending August 31, 2001. The Buck division continued to generate heavy losses despite higher revenues; its losses for the period ended August 31, 2001, were $1.6 million on revenues of $7.5 million. The consolidated losses were increase by the write-off of goodwill of $895,000, arising from the Buck acquisition. This resulted from the combined uncertainty of reaching profitability and the liquidity problems experience by the Company.

As a consequence of the conversion of loans to Buck into common shares of Buck, and the exercise of the Series "B" Warrants to purchase common shares, the Company's ownership in Buck has been diluted from 100% to approximately 16% as of September 1, 2001. The Company's investment of $1,440,000 in Buck has been fully written-off. Accumulated losses to date from the Buck subsidiary have been approximately $2.6 million and sustained profitability in future is not a certainty.


Sales

Artagraph Division

Aug 2001 compared to Aug 2000

Sales for the first nine months of fiscal 2001 were $474,435 down $126,504 from Sales of $600,939 in the corresponding period of fiscal 2000.

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the nine months ended Aug 31, 2001, the Company recorded sales to its main retail customer of $185,927, which represents 39% of its total sales revenues in that period. The Company also sold $70,909 (15%) to a new customer in the home-show business. In the first nine months of 2000, revenues from the main retail customer were $336,104 (56% of that period total revenues) which was $150,177 higher than 2001. The reduction in sales to its main retail customer was a direct result of the Company's decision to suspend shipments to that customer, pending the customer's refinancing. During the first nine months, the days outstanding on receivables from that customer deteriorated from 40 to 120 days. In the third quarter, the Company has received confirmation that the retail customer was successful in refinancing its operations and has commenced shipments on the backlog of orders from that customer of approximately $125,000. Unfortunately, the interruptions in cash flow had caused the Company to suspend its payments to frame and packaging suppliers. Unless the Company can raise immediate capital to replenish its inventory of packaging and frames it will not be able to ship its order backlog to its customers.

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

Second quarter ended May 31, 2001 compared to third quarter ended Aug 31, 2001

Total sales for the second quarter were $184,038 compared to third quarter sales of $147,235. The reduction of sales revenues from the second quarter to the third quarter is a direct result of the inability of the Company to ship orders in a timely fashion.

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

The Company's sales revenues increased from $1,645,345 for the nine-month period ended Aug 31, 2000 to $7,570,743 for the same period in 2001. Notwithstanding, the Company had forecast sales revenues of approximately $12 million for the first nine months of 2001, but had a number of factors from February through July that negatively impacted total revenues. These factors included: supply shortages resulted from lower inventory levels maintained by the Company's principal sources of PC machines; a slowdown in orders that the Company experienced while switching between major PC suppliers; and, the severe liquidity problems experienced by the Company from the end of the first quarter through the third quarter. During the second quarter the Company switched its supply of PC's from IBM to Compaq, however, despite Compaq's assurances to the contrary, the Compaq suite of products were less price competitive compared to IBM's. In addition, the Company expended greater advertising costs to launch and sell Compaq products, for example the Company's media cost measured on a per unit PC basis was double for a Compaq product compared to unit cost of the equivalent IBM product. During the third quarter the Company negotiated a new deal with IBM and terminated its contract with Compaq.

Despite the Company's success in establishing a new contract with IBM, the Company was still facing severe liquidity problems. The Company was very dependant upon the cooperation of its suppliers of media services to continue to provide the Company with credit facilities. In addition, Buck had overdue sales taxes payable of approximately $200,000. Originally, when the Company purchased the final 50% of the Buck common shares, the Company had agreed to raise $1,000,000 for working capital purposes. During the third quarter, the security holders related to the $710,000 loan threatened to exercise their security rights if the Company failed to raise $1,000,000, which included the right to appoint a receiver manager.

During the third quarter, management of Buck secured an agreement with a third party, subject to the Company's shareholders' approval in a special meeting, to invest directly into the Buck subsidiary. In July 2001 the Buck subsidiary was loaned $US 450,000 by 1483516 Ontario Limited; the loan was secured by general security agreement and convertible into 3,000,000 common shares of Buck. In

August 2001, 1483516 advanced a second infusion of $US 450,000 under a Warrant to purchase 3,000,000 Buck common shares.

Buck's losses for the first nine months of 2001 are approximately $1,600,000; it had negative working capital of approximately $2,000,000 at August 31, 2001. Notwithstanding the new source of capital, Buck must increase and maintain its revenues in order for its liquidity to improve. With the infusion of new capital, Buck successfully negotiated extended payment terms with all its unsecured creditors, including its overdue balance of sales taxes.


Gross Profit

Artagraph Division

The Company reported a gross profit of $113,550 in the first nine months of 2001, compared to $123,199 for the same period of the previous fiscal year. The gross margin fluctuated upward from 21% in fiscal 2000 to 24% in fiscal 2001, in part due to the liquidation of inventory that had been fully written-off on the Company's books; whereby any revenue it generated through sales of such inventory was 100% gross profit. Gross margins remain depressed owing to the low revenue levels compared to the fixed overhead expenses. The Company's production capacity is currently running at approximately 15%.

Buck A Day Division

Gross profit for the first nine months of fiscal 2001 was $2,399,762 representing a significant increase over first nine months of 2000 at $412,738. The gross margin improved from 25% in fiscal 2000 to 32% in 2001. The improvement in the gross margin reflects the higher proportion of up-sells of products with higher margins in the 2001 fiscal period.


Net Profit

Artagraph Division

Net loss in the first  nine  months  of fiscal  2001 was  $233,455  compared  to
$360,068 for the first half of fiscal 2000. The selling, general and administration expenses in fiscal 2001 were $312,432 compared to $460,821 in fiscal 2000. In fiscal 2000 the Company had expended approximately $100,000 on the production and running of a TV commercials to promote its direct sales efforts. This program was abandoned in the third quarter of fiscal 2000, as the resulting increases to sales were negligible.


Buck A Day Division


Net loss in the first nine months of fiscal 2001 was $1,606,455 compared to a loss of $358,069 for the first half of fiscal 2000. Despite the increase revenues, selling general and administration costs were up sharply. At current overhead levels the Company can reach a breakeven position with annual revenues in excess of $12 million.

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

     Cash .................................................        $500,000
     Add - 2,000,000 Common Shares Issued
     Fully Paid and Non-assessable ........................         470,000
                                                                   --------

          Total Consideration .............................        $970,000
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

     Total Consideration ..............................            $970,000
     Less - Shares Purchased ..........................              75,000
                                                                   --------
     Allocated to Goodwill ............................            $895,000
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

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company would arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange

$500,000 financing on or about March, 2001. As of August 2001, the Company had not arranged the $1,000,000 financing.

Buck A Day

In July 2001, Buck executed a Security Agreement with 1483516 Ontario Limited ("1483516"), whereby 1483516 agreed to loan Buck $USD 450,000. The Security Agreement provided for the conversion of the $USD 450,000 of principal into 3,000,000 Buck common shares and a Series "B" Warrant to purchase 3,000,000 Buck common shares exercisable at $USD 0.15 per share.

The $710,000 Loan held by the Labuick Group was amended to add a conversion privilege into Buck common shares at $0.10 per share for a total aggregate 7,100,000 common shares. Upon conversion, the holders of the Security Agreement held by the LaBuick Group also received a Series "A" Warrant for the purchase of up to 1,500,000 additional shares of Buck at $0.10 per share.

In August 2001 Buck allotted and issued 1,999,600 fully paid and non-assessable common shares to the Company for $1.00, thereby bringing the total Buck common shares owned by ART to 2,000,000 in the aggregate. The said allotted common shares are effectively a stock-split of the 400 common shares originally owned by ART into 2,000,000 common shares. Further, Buck granted ART a Series "C" Warrant to purchase up to 800,000 common shares of Buck at $0.10 per share, exercisable for a period of 120 days after the exercise by the LaBuick Group of its conversion rights.

As a consequence of the above transactions, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, is as follows:

The LaBuick Group      8,600,000            49.4%
1483516                6,000,000            34.5%
ART                    2,800,000            16.1%
------------------------------------------------

TOTAL                 17,400,000           100.0%
------------------------------------------------


Buck intends to file a registration statement with U.S. Securities and Exchange Commission to become a public company in the United States.

Buck had experienced liquidity problems since the end of the first quarter, due to the Company's inability to raise additional operating capital of $1,000,000. At August 31, 2001, the division had negative working capital of $2,385,686. Without the continuing support of its secured and unsecured creditors, the Buck A Day Company would likely have been forced to seek creditor protection.

In this regard, the debenture holders related to the $710,000 loan threatened to exercise their security rights if the Company failed to raise the aforementioned $1,000,000, which included the right to appoint a receiver manager.

During the third quarter, management of Buck secured an agreement with a third party, subject to the Company's shareholders' approval in a special meeting, to invest directly into the Buck subsidiary. In July 2001 the Buck subsidiary was loaned $US 450,000 by 1483516 Ontario Limited; the loan was secured by general security agreement and convertible into 3,000,000 common shares of Buck. In August 2001, 1483516 advanced a second infusion of $US 450,000 under a Warrant to purchase 3,000,000 Buck common shares.

As a result of the aforementioned transactions, Buck A Day has received approximately $1.4 million dollars in capital investment. In addition, the secured loan of $710,000 has been converted into common shares of Buck. As a direct result of the capital investment into Buck, management was able to negotiate extended payment terms with all their preferred and un-secured creditors.

Notwithstanding, unless Buck is able to raise revenues above its break-even level and henceforth maintain them consistently, it will continue to have cash flow problems.


       Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to variety of risks, indirectly by changes in interest rates affecting consumer-purchasing habits and directly affected by currency fluctuations between the Canadian and US dollars. The Company does not purchase forward foreign exchange contracts.

The Company has no debt or credit subject to variable interest rates. During fiscal 2001, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.49: $US1.0 to a high of $CAD1.56: $US1.0.

The Artagraph division sales revenues outside Canada are invoiced in United States dollars. Such sales revenues represent approximately $700,000 or approximately $US 455,000. At any given date the Company may be owed $US40, 000.00, based upon the current revenue levels. A strengthening of the Canadian dollar against the United States dollar, assuming a shift in rates within 30 days of the magnitude above, would result in an exchange loss of $3,600. A more permanent shift, i.e. extended over 12 months, in exchange rates, whereby the rate of exchange Canadian/United Sates dollars returned to an historical level of $CAD1.36: $US1.0, could result in loss of revenue of approximately $85,000.

Conversely, the Company owes $US 458,208 of principal and accrued interest to its 10% Note Holders. A weakening Canadian dollar will negatively impact by increasing losses. However, a strengthening Canadian dollar, along the same lines above, could decrease the Company's debt by a similar amount of $85,000.

The exchange gains and losses that the Company may be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a strengthening Canadian dollar relative the United Sates dollar would likely have permanent negative impact.

                           PART II - OTHER INFORMATION

                           Item 1. - Legal Proceedings

As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2000, and incorporated herein by reference.

               Item 2. - Changes in Securities and Use of Proceeds
None.


                    Item 3. Defaults Upon Senior Securities:

As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2000, and incorporated herein by reference.

          Item 4. - Submission of Matters to a Vote of Security Holders
None.

                           Item 5. - Other information

On August 10, 2001,in connection with its review of the Preliminary Proxy Statement on Schedule 14A, filed by the Company on July 30, 2001, the Division of Corporate Finance of the SEC advised the Company there were certain filing deficiencies. These filing deficiencies concern the information provided by the Company with respect to the acquisition of its subsidiary The Buck A Day Company Inc ("Buck"). Specifically, the 10-K for the year ended November 30, 2000, required audited financial statements for Buck be filed with the 10-K and audited summary information of Buck was required in the Company's footnotes to its audited financial statements. Further, when the Company acquired Buck it was required to file a Form 8-K, following Rule 3-05 and Article 11-02 of Regulation S-X, including audited financial statements of Buck and pro forma financial statements for the interim period in the year of Acquisition.


                   Item 6. - Exhibits and Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: October 15, 2001


-------------------------------------
By: Michel van Herreweghe Chairman





-------------------------------------
By: Simon Meredith
President