Form 10-K
period 2001-12-31
A R T INTERNATIONAL INC
filed 2002-04-19
CIK 810269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      -------------------------------------
                                    FORM 10-K
                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 2001

                          Commission File No. 000-16008
                           --------------------------
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

     YES [ ] NO [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to the Form 10-K.
         YES [X] NO [ ]
The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $US1,451,673 as of November 30, 2001 based upon the closing price of $US0.06 on the Nasdaq OTCBB reported on such date. Shares of common stock held by each executive officers and directors have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes. As of November 30, 2001, the number of shares of Common Stock outstanding was 26,108,544.

                            A.R.T. INTERNATIONAL INC.
                                    FORM 10-K
                                NOVEMBER 30, 2001

                                Table of Contents


                                     PART I
                                                                            PAGE
                                                                            ----
Item 1.   Business                                                            3

Item 2.   Property                                                           10

Item 3.   Legal Proceedings                                                  10

Item 4.   Submissions of Matters to a Vote of Security Holders               10

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related
          Stockholders Matters                                               11

Item 6.   Selected Financial Data                                            12

Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 7a   Quantitative and Qualitative Disclosures about Market Risk         24

Item 8.   Financial Statements and supplementary Data                        25

Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           46

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant                 47

Item 11.  Executive Compensation                                             48

Item 12.  Security Ownership of Certain Beneficial Owners and Management     50

Item 13.  Certain Relationships and Related Parties                          50

                                   PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K   51

          Signature Page                                                     52

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

In this Annual Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc. and The Buck a Day Company Inc, unless the context otherwise dictates.

OVERVIEW
During the year ended November 30, 2001 A.R.T. operated in two disparate businesses.

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

- The Buck a Day Company ("Buck") is a marketing, telesales and financing operation designed to bring direct response to the next level through an integration of media, internet and communications technologies. The "Buck A Day" branding is the basic premise of its business model; specifically that name brand products are packaged so that the customer can purchase them for as little as "a dollar a day" with no down payment.

Buck - Acquisition and Disposition

Effective December 4, 2001, ART acquired the 50% balance of Buck's share capital, whereby it owned 100% of the outstanding share capital of Buck. The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company would arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March, 2001.

Buck had experienced liquidity problems since the beginning of the first quarter of fiscal 2001, due to its on going operating losses and negative cash flows, and the Company's inability to raise additional operating capital of $1,000,000. By the end of the 1st quarter Buck was seriously delinquent on approximately $200,000 of sales taxes owed to the Province of Ontario. Without the continuing support of its secured and unsecured creditors, the Buck A Day Company would likely have been forced to seek creditor protection.

In this regard, the holders of the $710,000 debenture, including Dennis and Ed Labuick who were the co-founders and President and CEO of Buck (hereinafter referred to as "Labuick Group"), threatened to exercise their security rights if the Company failed to raise the aforementioned $1,000,000, which included the right to appoint a receiver manager.

In July 2001, Buck executed a Security Agreement with 1483516 Ontario Limited ("1483516"), whereby 1483516 agreed to loan Buck $USD 450,000. The Security Agreement provided for the conversion of the $USD 450,000 of principal into 3,000,000 Buck common shares and a Series "B" Warrant to purchase 3,000,000 Buck common shares exercisable at $USD 0.15 per share.

The Labuick Group debenture was amended to add a conversion privilege into Buck common shares at $0.10 per share for a total aggregate 7,100,000 common shares. Upon conversion, the holders of the Security Agreement held by the LaBuick Group also received a Series "A" Warrant for the purchase of up to 1,500,000 additional shares of Buck at $0.10 per share.

In August 2001 Buck allotted and issued 1,999,600 fully paid and non-assessable common shares to the Company for $1.00, thereby bringing the total Buck common shares owned by ART to 2,000,000 in the aggregate. The said allotted common shares are effectively a stock-split of the 400 common shares originally owned by ART into 2,000,000 common shares. Further, Buck granted ART a Series "C" Warrant to purchase up to 800,000 common shares of Buck at $0.10 per share, exercisable for a period of 120 days after the exercise by the LaBuick Group of its conversion rights. During September and October 2001 further capital transactions brought the total issued and outstanding common shares of Buck to 20,000,000 in the aggregate.

In September 2001, Buck commenced to file a registration statement with U.S. Securities and Exchange Commission to become a public company in the United States. In addition, Buck received approximately $US 1.25 million dollars in capital investment; consequently, Buck was able to negotiate extended payment terms with all their preferred and un-secured creditors.

The outcome of the aforementioned Buck transactions was that ART's investment in Buck went from 50%, on December 4, 2000, to 100%, and from 100% to approximately 10%, on October 31, 2001. Consequently, the audited financial statements of the Company for the year ended November 30, 2001, include the Buck investment on an equity basis. As a result of the losses recorded by Buck, ART has written-down its investment in Buck to its realizable value of approximately $170,000.

Subsequent to the year-end, effective February 18, 2002, the Company sold its remaining interest in Buck common share to Savaran Financial Inc. for $171,428. At that date, Buck's filing of its registration statement with U.S. Securities and Exchange Commission to become a public company in the United States was still not completed. In addition, Buck is raising further pre-IPO capital, which transaction is likely to dilute the current share prices and place selling-restrictions on the current shareholders of Buck. At the time of the sale of remaining Buck investment, the Company believed that there was a limited market for Buck common shares, and that the longer-term investment strategy involved significant downside risk. Further, the Company's Artagraph business was facing sever liquidity problems and the sale of the Buck investment would give access to immediate working capital.


Artagraph - Liquidity Issues
The Company continued to face sever liquidity problems during 2001, which was due to ongoing losses and falling revenues. Subsequent to the year-end, on January 10, 2002, a major-retail customer of Artagraph, which represented approximately 40% of its 2001 annual revenues, went into Chapter 11. The ongoing viability of the remaining business of the Company is in serious doubt. The Company had purchased export insurance for its US customers including the aforementioned major-retail customer, which lowered the loss on its trade-receivable bad debt provision for that customer from approximately $100,000 to $30,000.

Artagraph - Business
Artagraph replicates both the color and brush stroke texture, so that the resulting works of art are almost indistinguishable, by the average person, from original paintings. The Artagraph(R) Editions include signed and numbered limited editions by contemporary artists, as well as editions of works by the great masters, and have a suggested retail price of between US$299 and US$849. Some limited edition reproductions of contemporary artists retail considerably higher, but this is solely due to the Artist's reputation.

The majority of the Company's sales represent exports, principally to the United States, and to a lesser extent, to other countries. The following table shows the Company's sales to its principal geographic markets for the last four fiscal years.

                                              Year Ended November 30
                                   ---------------------------------------------
                                     2001        2000        1999        1998
                                   ---------   ---------   ---------   ---------
                                              (In Canadian Dollars)
Canada ..........................    102,934     113,360      39,267      54,901
United States....................    389,198     626,908     971,569   1,083,681
                                                                               1
Overseas ........................     28,396      66,876      32,714      59,057
                                   ---------------------------------------------
                                     520,528     807,144   1,043,550   1,197,639
                                   ---------------------------------------------


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

As of  November  30,  2001,  the  Company  had a library  of  approximately  110 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

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

A major-retail customer is "The Museum Company", a 90-plus-store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products.

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

- If We Are Unable to Achieve Profitability, We Will Continue To Rely On External Financing - Artagraph operates at a loss. During fiscal 2001 the Company was able to obtain equity and debt financing. In future, our inability to raise new capital or achieve profitability could have a material adverse effect on the ability of the Company to continue operations.

-    We May Not Be Able to Compete Effectively Against Our Existing or Potential
     Customers.   -We  cannot   guarantee  that  we  will  be  able  to  compete
     successfully against existing or potential competitors.

- The Success of Our Business Depends Upon Our Ability to Establish Growth in New Products and Markets. - Based on the Company's historical financial performance, the Company has no capital to support growth in new markets or products.

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

- There can be no assurance that we will be successful in the art reproduction markets or that other processes will not provide successfully competing products. -- The Artagraph reproductions must compete with a variety of decorative art products, including products from other companies, which replicate fine art as well as original artwork from local artists and others. Small vendors can compete effectively within the marketplace while larger vendors can benefit from volume discounts. Artagraph must competitively price its products against both the large and the small vendors to successfully build sales volume. Many companies have processes for reproducing oil paintings, including other methods of texturing their reproductions, and there are also many companies, which market art reproductions such as lithographs and serigraphs. Nevertheless, we believe that no other known reproduction processes compare in quality with the Artagraph processes in accurately reproducing brush strokes and texture; and the color intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process. Artagraph's success in the marketplace will depend upon creating greater awareness of its products, as well as its pricing and delivery policies.

- Certain Stockholders Can Exercise Significant Influence Over Our Business and Affairs and May Have Interests That are Different from the Common Shareholders. - The Company has 400,000 Class "C" Common shares issued and outstanding. Each Class "C" Common share entitles the holder to 100 votes. Therefore the Class "C" Common shares have a total of 40 million votes, which gives them control over the Board of Directors and operations of the Company. The Class "C" Common Shares are not traded.

- The Secured Note Holders of The Company May not Renew and Extend Repayment Terms. - The Company is in default under its extended repayment terms. In addition, one Note Holder commenced proceedings against the Company, in 1999 and 2000 in the State of New York and Province of Ontario, respectively. In both cases the Company had counter-claimed, and in both cases the plaintiff has filed for discontinuance without prejudice. We cannot be assured that the Note Holders will agree to further credit extensions, or that the Company would be able to pay them or in the case of further actions by the Note Holder(s) to enforce payment, that the Company could mount a successful defense.

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

- Our Stock Price Has Been Volatile. - The market price of our common stock has been volatile, for example between January and December, 2001, the trading prices for our common shares varied between a high of $US0.56 and a low of $US.01. Fluctuations in trading price of our common stock may continue in response to a number of events and factors, which may adversely impact our ability to obtain further equity financing.

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

As of November 30, 2001 the Company had approximately 1300 holders of record of the Common Shares.

The following table sets forth the high and low bid quotations for the Company's securities, as reported by The NASDAQ Trading & Market Services for each quarterly period within the two most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.



                                  Common
                                  Shares

             Fiscal Year     High        Low
             -----------     ----        ---
             2000
             ----
             1st Quarter     1.0630      1.0630
             2nd Quarter     6.2500      0.1250
             3rd Quarter     10.5625     1.3750
             4th Quarter     4.6250      0.5100
             2001
             ----
             1st Quarter     1.15625     0.46875
             2nd Quarter     0.53125     0.18000
             3rd Quarter     0.19000     0.01100
             4th Quarter     0.13000     0.00500




To be legally entitled to pay dividends, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $1,258,142 as of November 30, 2001 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

The payment of dividends on the Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.


                        ITEM 6. SELECTED FINANCIAL DATA.

The following presents selected financial data for the Company in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles
("CDN-GAAP"). It should be read in conjunction with the separate financial statements of the Company and related notes included elsewhere herein, which were prepared under CDN-GAAP. This financial data should be compared to the Company's Audited Financial Statements and the reconciliation of the financial information presented between CDN-GAAP and US-GAAP. The financial data as of November 30, 2001 and for the three previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.



                          (Stated in Canadian Dollars)
-----------------------------------------------------------------------------------------------------------
                                                              Year ended November 30
                                    -----------------------------------------------------------------------

                                        2001           2000           1999           1998           1997
                                    -----------    -----------    -----------    -----------    -----------
Summary of operations:
Sales                                   520,528        807,144      1,043,550      1,197,639        993,524
Cost of goods sold                      518,946        688,768        685,908        748,683        871,656
Gross profit / (loss)                     1,582        118,376        357,642        448,956        121,868
Depreciation and amortization             9,701          4,888         13,725        295,311        298,671
Selling, general and
administrative expenses                 435,821        612,142        400,103        623,739        489,335
Write-down of Patent Cost                     0              0              0      2,106,630              0
Interest and finance expense             47,699         47,980         46,226        185,006         65,573
Operating loss                         (491,639)      (546,634)      (102,412)    (2,761,730)      (731,711)
Interest income                            --             --             --             --             --
Income taxes                               --             --             --             --             --
Loss before equity in loss of
affiliated company                     (491,639)      (546,634)      (102,412)    (2,761,730)      (731,711)
Equity in loss of affiliated           (812,184)      (400,798)          --             --             --
company
Net loss                             (1,303,823)      (947,432)      (102,412)    (2,761,730)      (731,711)
Net loss per Common Share(1)              (0.05)         (0.06)         (0.09)         (2.59)         (4.88)
Weighted average number of Common
shares outstanding                   26,083,544     16,096,346      1,146,551      1,066,551        149,852
Summary of balance sheet data:
Current assets                          186,684        368,564        277,306        453,610        592,381
Total assets                            395,489        517,437        376,585        548,050      3,111,323
Current liabilities                   1,653,631      1,449,098      1,192,290      1,326,343      1,177,886
Long-term liabilities                      --             --             --             --             --
Total liabilities                     1,653,631      1,449,098      1,192,290      1,326,343      1,177,886
Contributed surplus                  11,775,000     11,775,000     11,775,000     11,775,000     11,775,000
Accumulated deficit                 (23,628,360)   (22,324,537)   (21,377,103)   (21,274,691)   (18,512,961)
Shareholders' (deficit) equity       (1,258,142)      (931,661)      (815,705)      (778,293)     1,933,437


(1) As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.


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

In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties.
The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth under Item 1. Business - "Factors that may affect the business".

The Company's audited financial statements for the year ended November 30, 2001, contained herein, are not consolidated with its affiliated company, The Buck A
Day Company  ("Buck").  Buck only  became a wholly  owned  subsidiary  of A.R.T.
International  Inc on December 4, 2001.  Effective  from  August 31,  2001,  the
Company's investment in Buck was diluted down from 100% to approximately 10%, following the issue of common shares by Buck directly to its new investors.
Accordingly, the investment in Buck has been accounted for by the equity method, whereby the Company recorded the purchase of Buck at cost less its equity share of losses.

b)   Artagraph  -- Year  ended  November  30,  2001,  compared  with year  ended
     November 30, 2000

Sales


In Canadian Dollars                     2001         %             2000         %            1999         %
------------------------------------------------------------------------------------------------------------------
Total Sales                         $  520,528         100%    $  807,144         100%    $1,043,550        100%
-----------                         ----------   ----------    ----------   ----------    ----------   ----------
Sales to two Publishing Customers   $     --            --%    $   41,916           5%    $  358,786          34%

Sales to one Retail Customer        $  203,460          39%    $  442,809          55%    $  412,638          40%
Sales to next ranked Customer       $   64,910          13%    $   26,790           3%    $   47,650           5%

Sales for the year ended November 30, 2001 were $520,528 down $286,616 from Sales of $807,144 in fiscal 2000.

The Company continues to be very reliant on a few customers for the majority of its sales revenues. In the year ended November 30, 2001, the Company recorded sales to its main retail customer of $203,460, which represents 39% of its total sales revenues in that year. The Company also recorded sales of $64,910 (13%) to a new customer in the home-show business. In the year ended November 30, 2000, revenues from the main retail customer were $442,809 (55% of that period total revenues) which was $239,350 higher than 2001. The reduction in sales to its main retail customer was a direct result of the Company's decision to suspend shipments to that customer, pending the customer's refinancing. During the year, the days outstanding on receivables from that customer deteriorated from 40 to 120 days. In the third quarter, the Company received confirmation that the retail customer was successful in refinancing its operations and re-commenced shipments on the backlog of orders from that customer of approximately $125,000. The interruptions in cash flow had caused the Company to suspend its payments to frame and packaging suppliers, which caused further shipment delays in the forth quarter and ultimately led to that customer reducing their order backlog substantially. As a result of the on-going collection problems with this customer the company purchased export insurance. On January 10, 2002, the customer filed a Chapter 11 petition, which resulted in the complete suspension of payments by that customer to the Company on trade receivables owed of approximately US$ 65,000. The Company subsequently filed an insurance claim and has received US$ 45,000.

The aforementioned sales to the new customer in the home show business were a new initiative by the Company, which had inconsistent results. Following the round of fall shows that customer has indicated that future sales will be significantly lower than 2001.

Finally, the shortfall in sales to its main retail customer was also offset by one-time liquidation sale of approximately $90,000 of original art and excess inventories to a customer in State of Florida.

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


Gross Profit

The Company reported a gross loss of $4,208 in the year ended November 30, 2001, compared to a gross profit $121,700 for the same period of the previous fiscal year. As a consequence of the Chapter 11 filing initiated by the Company's largest customer subsequent to the year-end, the company has charged an additional inventory write-down at the year-end of approximately $75,000. In addition, the gross margin remains depressed owing to the low revenue levels compared to the fixed production-overhead expenses. The Company's production capacity is currently running at approximately 15%.

Net Loss

Net loss for the year ended November 30, 2001 was $1,303,823 compared to $947,433 for fiscal 2000. The selling, general and administration expenses in fiscal 2001 were $422,466 compared to $614,488 in fiscal 2000. In fiscal 2000 the Company had expended approximately $100,000 on the production and running of a TV commercials to promote its direct sales efforts. This program was abandoned in the third quarter of fiscal 2000, as the resulting increases to sales were negligible. The equity loss from the affiliate company, Buck, was $812,184 compared to $400,798 in the previous fiscal year. Buck's losses reflect ongoing start-up losses due mainly to delays in funding for rollout of its programs.

c) Liquidity and Capital Resources -- Year ended November 30, 2001, compared with year ended November 30, 2000

Unless the Company is able to significantly increase sales from the level experienced in 2001, or continue to raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

During the 2001 fiscal year, the Company issued 800,000 common shares for a total cash consideration of $507,342. In addition 2,000,000 shares were issued in conjunction with the acquisition of Buck at a value of $470,000 as described in the notes to the financials (see Item 8 Financial Statements).

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash ........................................   $500,000
Add - 2,000,000 Common Shares Issued
Fully Paid and Non-assessable ...............    470,000
                                                --------

                          Total Consideration   $970,000
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

Total Consideration.................................................$    970,000
Less - Shares Purchased .............................................     75,000
                                                                        --------
 Allocated to Goodwill                                                  $895,000
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

Buck had experienced liquidity problems since the beginning of the first quarter of fiscal 2001, due to its on going operating losses and negative cash flows, and the Company's inability to raise additional operating capital of $1,000,000. By the end of the 1st quarter Buck was seriously delinquent on approximately $200,000 of sales taxes owed to the Province of Ontario. Buck had net losses of $US 1,514,959 for the year ended July 31, 2001. At August 31, 2001, Buck had negative working capital of $2,385,686. Without the continuing support of its secured and unsecured creditors, the Buck A Day Company would likely have been forced to seek creditor protection.

In this regard, the holders of the $710,000 debenture, including Dennis and Ed Labuick who were the co-founders and President and CEO of Buck (hereinafter referred to as "Labuick Group"), threatened to exercise their security rights if the Company failed to raise the aforementioned $1,000,000, which included the right to appoint a receiver manager.

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

As a consequence of the above transactions, plus further common shares issues by Buck through October 31, 2001, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, was as follows:

The LaBuick Group,
1483516 & other         18,000,000                 20%
ART                      2,000,000                 10%
------------------------------------------------------
TOTAL                   20,000,000                100%
------------------------------------------------------

The outcome of the aforementioned Buck transactions was that ART's investment in Buck went from 50%, on December 4, 2000, to 100%, and from 100% to approximately 10%, on October 31, 2001. Consequently, the audited financial statements of the Company for the year ended November 30, 2001, include the Buck investment on an equity basis. As a result of the losses recorded by Buck, ART had written-down its investment in Buck to its realizable value of approximately $170,000.

Subsequent to the year-end, effective February 18, 2002, the Company sold its remaining interest in Buck common share to Savaran Financial Inc. for $171,428. At that date, Buck's filing of its registration statement with U.S. Securities and Exchange Commission to become a public company in the United States was still not completed. In addition, Buck is raising further pre-IPO capital, which transaction is likely to dilute the current share prices and place selling-restrictions on the current shareholders of Buck. At the time of the sale of remaining Buck investment, the Company believed that there was a limited market for Buck common shares, and that the longer-term investment strategy involved significant downside risk. Further, the Company's Artagraph business was facing sever liquidity problems and the sale of the Buck investment would give access to immediate working capital.

From aforementioned transactions, Buck A Day received approximately $US 1.25 million dollars in capital investment. In addition, the secured loan of $710,000 was converted into common shares of Buck. Consequently, Buck's management was able to negotiate extended payment terms with all their preferred and un-secured creditors.

During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.

During 1999 certain of the Company's 10% note holders demanded full repayment of principal and interest, and commenced legal proceedings to enforce their demands including an attempt to appoint a receiver. The Company successfully negotiated with the majority of the note holders, being 2/3rds, to extend the repayment terms an additional year. The Company and the note holders did not negotiate any further extensions during fiscal 2001, however, no demands have been made by the note holders for payment.

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


The total  amount due to the note  holders of  $770,212  including  accrued  10%
interest and principal,  has been reflected as a current  liability.  These 10 %
notes and accrued interest are secured by a general security  agreement over the assets of the Company.

The Company has negative  working  capital at November 30, 2001,  of  $1,466,946 compared with negative working capital at November 30, 2000, of $1,080,535.

d)   Dividends - Year ended November 30, 2001

None.

e)   Artagraph  -- Year  ended  November  30,  2000,  compared  with year  ended
     November 30, 1999

The financial information discussions herein this sub-section will principally relate to the fine art reproduction business. However, certain overhead expenses, primarily investor relation costs, which were reported in the Company's audited financial statements, are related to both the Artagraph and Buck businesses.

The Company reported sales revenues from its Artagraph division of $807,144 in fiscal 2001, down $236,406 from $1,043,550 in fiscal 1999. The reason for the reduction in sales revenues was the loss of business from the Company's major publishing customer, which had significantly cutback its orders in 2001, following its own financial restructuring in 1999.

Consequently, with the loss of sales revenues from its major publishing customer the Company is reliant for 55% of its total annual revenues from one retail customer. The table below illustrates the dependency of the Company on one major customer.



In Canadian Dollars                     2000           %           1999          %             1998          %
-------------------------------------------------------------------------------------------------------------------
Total Sales                         $  807,144                 $1,043,550          100%    $1,197,639          100%
-----------                         ----------                 ----------    ----------    ----------    ----------

Sales to two Publishing Customers   $   41,916           5%    $  358,786           34%    $  594,564           50%

Sales to one Retail Customer        $  442,809          55%    $  412,638           40%    $  327,629           27%
Sales to next ranked Customer       $   26,790           3%    $   47,650            5%    $   32,723            3%

Gross profit fell by $229,050 to $118,376 in fiscal 2001 from $357,426 in fiscal 1999. Gross Margin was 15% for the year ended November 30, 2001, which compares unfavourably to the 34% gross margin in 1999. The lower margin can be attributed to the change in sales mix, the negative impact of fixed plant costs on the lower sales revenues and material purchase price increases.

Selling, General and Administration expenses were $614,488 for the year ended November 30, 2001, an increase of $223,460 from the previous year, which was in part due to higher consulting fees, advertising costs and professional fees associated with the Company's investor relation costs.

The net loss for fiscal 2001 was $947,432, which also included the Company's equity share of the losses from its affiliated company of $400,798.

Fiscal 2001 operating cash flows were negative $731,446 and compare unfavourably with the previous years at negative $135,012. The cash shortfall was financed from the issuance of capital stock.

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


Gross Profit / Margin

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

f) Buck A Day -- Year ended November 30, 2000, the company's first year in operation.

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

g)   Liquidity and Capital Resources

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

     Cash...........................................................$    500,000
     Add - 2,000,000 Common Shares Issued
                 Fully Paid and Non-assessable ......................    470,000
                                                                        --------

                                          Total Consideration .......   $970,000

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


h)   Dividends - Year Ending November 2000.

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

The Company has no debt or credit subject to variable interest rates. During fiscal 2001, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.50: $US1.0 to a high of $CAD1.59: $US1.0.

The Artagraph division F2001 sales revenues outside Canada are invoiced in United States dollars. Such sales revenues represent approximately $400,000 or approximately $US 260,000. At any given date the Company may be owed $US40,000 based upon the current revenue levels. A strengthening of the Canadian dollar against the United States dollar, assuming a shift in rates within 30 days of the magnitude above, would result in an exchange loss of $3,600. A more permanent shift, i.e. extended over 12 months, in exchange rates, whereby the rate of exchange Canadian/United Sates dollars returned to an historical level of $CAD1.36: $US1.0, could result in loss of revenue of approximately $46,000.

Conversely, the Company owes $US 489,708 of principal and accrued interest to its 10% Note Holders. A weakening Canadian dollar will negatively impact by increasing losses. However, a strengthening Canadian dollar, along the same lines above, could decrease the Company's debt by an amount of $95,000.

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

                          ITEM 8. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                AUDITORS' REPORT

To the Shareholders of
A.R.T. International Inc.

We have audited the balance sheet of A.R.T. International Inc. as at November 30, 2001 and 2000 and the statements of loss, deficit and cash flows for the years ended November 30, 2001, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2001 and 2000 and the results of its operations and its cash flows for the years ended November 30, 2001, 2000 and 1999 in accordance with Canadian generally accepted accounting principles.



Toronto, Canada                                            CHARTERED ACCOUNTANTS

March 4, 2002


                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 2001 and 2000 and as described in
Note 14 to the financial statements. Our report to the shareholders dated March 4, 2002 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the financial statements.



Toronto, Canada                                            CHARTERED ACCOUNTANTS

March 4, 2002

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)


                                                            2001         2000
                                                         ----------   ----------
    CURRENT
        Cash                                             $   15,597   $  101,689
        Accounts Receivable                                  52,920       96,283
        Inventories [Notes 2(a) and 3]                      110,262      153,687
        Prepaid Expenses and Deposits                         7,905       16,905
                                                         ----------   ----------
                                                            186,684      368,564
                                                         ----------   ----------


    INVESTMENT IN AFFILATED COMPANY [Note 4]                170,000       69,202
                                                         ----------   ----------


    CAPITAL [Note 5]                                         38,804       48,505
                                                         ----------   ----------


    OTHER
        Patents                                           3,931,051    3,931,051
        Art Reproduction Rights                             441,875      441,875
                                                         ----------   ----------
                                                          4,372,926    4,372,926
        Less - Accumulated Amortization [Note 2(c)]       4,372,925    4,372,925
                                                         ----------   ----------
                                                                  1            1
                                                         ----------   ----------

        Inventories [Notes 2(a) and 3]                         --         31,165
                                                         ----------   ----------

                                          TOTAL ASSETS   $  395,489   $  517,437
                                                         ==========   ==========


The accompanying notes form an integral part of these financial statements.

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)



                                                        2001            2000
                                                   ------------    ------------
    CURRENT
        Accounts Payable and Accrued Liabilities   $    712,052    $    685,291
        Loans Payable [Note 6]                          171,367          60,000
        Notes Payable [Note 7]                          770,212         703,807
                                                   ------------    ------------

                    TOTAL LIABILITIES                 1,653,631       1,449,098
                                                   ------------    ------------



SHAREHOLDERS' DEFICIENCY
    SHARE CAPITAL [Note 8]
        COMMON SHARES
              26,108,544 {2000 - 23,308,544}         10,495,217       9,517,875
        CLASS "C" COMMON SHARES
               400,000                                  100,001         100,001
                                                   ------------    ------------

                                                     10,595,218       9,617,876

    CONTRIBUTED SURPLUS                              11,775,000      11,775,000

    DEFICIT(23,628,360)                             (22,324,537)
                                                   ------------    ------------
                                                     (1,258,142)       (931,661)
                                                   ------------    ------------

                    TOTAL LIABILITIES
               LESS SHAREHOLDERS' DEFICIENCY       $    395,489    $    517,437
                                                   ============    ============




The accompanying notes form an integral part of these financial statements.

APPROVED BY THE BOARD:  Director _______________  Director _______________

To be read in conjunction with the Auditors' Report attached hereto dated March 4, 2002.

                            A.R.T. INTERNATIONAL INC.

                              STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
                          (STATED IN CANADIAN DOLLARS)




                                             2001          2000          1999
                                         -----------   -----------   -----------


BALANCE - Beginning of Year              $22,324,537   $21,377,103   $21,274,691

ADD - Net Loss                             1,303,823       947,432       102,412
                                         -----------   -----------   -----------

                                          23,628,360    22,324,535    21,377,103

ADD - Dividends [Note 9]                        --               2          --
                                         -----------   -----------   -----------

BALANCE - End of Year                    $23,628,360   $22,324,537   $21,377,103
                                         ===========   ===========   ===========





The accompanying notes form an integral part of these financial statements.


                            A.R.T. INTERNATIONAL INC.
                                STATEMENT OF LOSS
              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
                          (STATED IN CANADIAN DOLLARS)

                                                            2001            2000            1999
                                                       ------------    ------------    ------------

SALES                                                  $    520,528    $    807,144    $  1,043,550
                                                       ------------    ------------    ------------

COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:518,946              681,530         685,908

        Amortization of Capital Assets                        5,790           7,238          10,216
                                                       ------------    ------------    ------------
                                                            524,736         688,768         696,124
                                                       ------------    ------------    ------------

                               GROSS PROFIT (LOSS)           (4,208)        118,376         347,426
                                                       ------------    ------------    ------------


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                           422,466         614,488         391,028

        Foreign Exchange Loss (Gain) 13,355                  (2,346)          9,075
        Amortization of Capital Assets3,911                   4,888           3,509
        Loan Interest                                        47,699          47,980          46,226
                                                       ------------    ------------    ------------
                                                            487,431         665,010         449,838
                                                       ------------    ------------    ------------
                              LOSS FROM OPERATIONS
                             BEFORE UNDERNOTED ITEM        (491,639)       (546,634)       (102,412)

EQUITY IN LOSS OF AFFILIATED COMPANY                       (812,184)       (400,798)           --
                                                       ------------    ------------    ------------

                                LOSS BEFORE TAXES        (1,303,823)       (947,432)       (102,412)

PROVISION FOR INCOME TAXES [Note 13]                           --              --              --
                                                       ------------    ------------    ------------

                                    NET LOSS           $ (1,303,823)   $   (947,432)   $   (102,412)
                                                       ============    ============    ============

NET LOSS PER COMMON SHARE [Note 12(b)]                 $      (0.05)   $      (0.06)   $      (0.09)
                                                       ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 12(d)]                           26,083,544      16,096,346       1,146,551
                                                       ============    ============    ============

The accompanying notes form an integral part of these financial statements.


                            A.R.T. INTERNATIONAL INC.

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 2001, 2000 AND 1999
                          (STATED IN CANADIAN DOLLARS)


                                                                2001           2000           1999
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $(1,303,823)   $  (947,432)   $  (102,412)
    Adjustments for:
        Amortization of Capital Assets                            9,701         12,126         13,725
        Accrued Interest and Penalties on
           Notes Payable (Reversed)                              66,405         76,172        (41,192)
                                                            -----------    -----------    -----------
                                                             (1,227,717)      (859,134)      (129,879)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                      43,363         25,263         25,967
        Inventories - Current and Long-Term                      74,590         (9,211)        31,761
        Prepaid Expenses and Deposits                             9,000         (9,000)          --
        Accounts Payable and Accrued Liabilities                 26,761        120,636        (62,861)
                                                            -----------    -----------    -----------
                                                             (1,074,003)      (731,446)      (135,012)
                                                            -----------    -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES
        Loans Payable                                           111,367         60,000           --
        Notes Payable                                              --             --          (30,000)
        Issuance of Share Capital for Cash {Net}                977,342        831,478         65,000
        Dividends                                                  --               (2)          --
                                                            -----------    -----------    -----------
                                                              1,088,709        891,476         35,000
                                                            -----------    -----------    -----------



CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in Affiliated Company                       (100,798)       (69,202)          --
                                                            -----------    -----------    -----------

                          NET INCREASE (DECREASE) IN CASH       (86,092)        90,828       (100,012)

CASH - Beginning of Year                                        101,689         10,861        110,873
                                                            -----------    -----------    -----------

CASH - End of Year                                          $    15,597    $   101,689    $    10,861
                                                            ===========    ===========    ===========


The accompanying notes form an integral part of these financial statements.

                            A.R.T. INTERNATIONAL INC.

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2001
                          (STATED IN CANADIAN DOLLARS)


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

          (ii) The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, both in light of past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost and market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three year's (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above. In light of the Chapter 11 filing by the Company's major customer [See Note 16], the work-in-process inventory at year end has been written down to Nil.

     (B)  CAPITAL ASSETS

          Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

               Equipment, Furniture and Fixtures...........20% Declining Balance


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

     (D)  FAIR VALUES

          The Company  determines  the fair value of its  financial  instruments based on quoted market values or discounted  cash flow  analysis.  The fair  value of the  accounts  payable,  loans  payable  and the  notes payable,  based on current estimated borrowing rates, is significantly less than the stated carrying values at year end. The recorded amounts
          of  other  financial   instruments  in  these   financial   statements
          approximate their fair values.

     (E)  TRANSLATION OF FOREIGN CURRENCIES

          These financial  statements are presented in Canadian  dollars.  Under
          Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item.

     (F)  MANAGEMENT REPRESENTATIONS

          In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 2001 and 2000 and the results of operations, cash flows and related note disclosures for the fiscal years ended November 30, 2001, 2000 and 1999 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     3.   INVENTORIES

          Inventories consist of the following:

                                          2001                                          2000
                      -----------------------------------------------   ------------------------------
                                       Provision for                                    Provision for
                                       Obsolete and                                     Obsolete and
                          Gross         Slow-Moving          Net            Gross        Slow-Moving         Net
                          Amount        Inventories        Amount           Amount       Inventories       Amount
                      -------------    -------------    -------------   -------------   -------------   -------------
Finished Goods        $      67,107     $       --      $      67,107   $      61,900   $        --     $      61,900
Work-in-Process              48,827          (48,827)            --            48,825            --            48,825
Raw Materials                43,155             --             43,155          74,127            --            74,127
                      -------------    -------------    -------------   -------------   -------------   -------------

                      $     159,089     $    (48,827)   $     110,262   $     184,852   $        --     $     184,852
                      =============    =============    =============   =============   =============   =============

Current Portion                                         $     110,262                                   $     153,687
Non-current Portion                                            --                                              31,165
                                                        -------------                                   -------------

                                                        $     110,262                                   $     184,852
                                                        ============                                    =============

4.   INVESTMENT IN AFFILIATED COMPANY - $170,000

     (A)  ACQUISITION OF THE BUCK-A-DAY COMPANY INC.


          On December  15,  1999,  the Company  executed an  agreement  with The
          Buck-a-Day Company Inc. (formerly 1375400 Ontario Limited), hereinafter collectively referred to as "Buck". Buck is in the direct response telemarketing and sales business. In addition, Buck offers third party retail financing services, utilizing its "Buck a Day" credit card, whereby customers can purchase computers and other consumer products for as little as "a dollar a day" with no down payment. Initially, A.R.T. International Inc. had the right to purchase a 44% interest in Buck for $400,000. By March 30, 2000, the Company had paid Buck $400,000 for 160 common shares, representing 44.44% of the total issued share capital of Buck. On April 27, 2000, the Company loaned Buck $70,000 under an agreement which allowed the Company the right to convert an additional 40 common shares, representing an additional 5.56% of the total issued share capital. Effective August 8, 2000, the Company exercised its option and converted its loan into equity, thereby bringing its ownership in Buck up to 50%. On December 4, 2000, the Company acquired the balance of 200 common shares to own 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

                  Cash                                             $     500,000
                  Add - 2,000,000 Common Shares Issued
                          Fully Paid and Non-assessable                  470,000
                                                                    ------------

                  TOTAL CONSIDERATION                              $     970,000
                                                                   =============

          The Company attributed the cash value of the 2,000,000 common shares issued at $470,000 or $0.235 per common share, as the shares are restricted and may not be traded for three {3} years. The average market price per common share was approximately $1.00 in the corresponding period.

          The balance sheet of Buck had a shareholders' deficiency of $434,715 and the stated capital of the shares acquired from the selling shareholders of Buck was $75,000. In the opinion of management, the underlying fair market value of assets acquired approximates the book value as stated in Buck's audited financial statements for the year ended November 30, 2000. The consideration has been allocated as follows:

                  Total Consideration                              $     970,000
                  Less - Shares Purchased                                 75,000
                                                                   -------------

                  ALLOCATED TO GOODWILL                            $     895,000
                                                                   =============

          The Company funded the purchase of the initial 50% of Buck's shares from the sale of its common shares under the Regulation S Offering [See Note 8(b)]. In total, the Company paid $470,000 for 200 common shares, representing 50% of Buck's total share capital. The 200 common shares were issued from treasury.

          The Company funded the purchase of the balance of the Buck common shares by issuing 500,000 of its common shares for $500,000 cash and issuing 2,000,000 fully paid and non-assessable restricted common shares to the vendors. In addition, the selling shareholders of Buck received 1,000,000 options to purchase common shares pursuant to the Company's stock option plan.

     (A)  ACQUISITION OF THE BUCK-A-DAY COMPANY INC. [Continued]

          The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company would arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing by March, 2001. The Company was unable to arrange said financings. Consequently, the senior management of Buck, Ed LaBuick, C.E.O. and Dennis LaBuick, President, as the co-founders of Buck (hereinafter referred to as "LaBuick Group") secured an agreement with a third party, subject to the Company's shareholders' approval in a special meeting, to invest directly into the Buck subsidiary.

     (B)  DILUTION IN OWNERSHIP OF BUCK

          In July, 2001, Buck executed a Security Agreement with 1483516 Ontario Limited ("1483516"), whereby 1483516 agreed to loan Buck U.S. $450,000. The Security Agreement provided for the conversion of the U.S. $450,000 of principal into 3,000,000 Buck common shares and a Series "B" warrant to purchase 3,000,000 Buck common shares exercisable at U.S. $0.15 per share.

          A $710,000 loan held by the LaBuick Group in Buck was amended to add a conversion privilege into Buck common shares at $0.10 per share for a total aggregate of 7,100,000 common shares. Upon conversion, the holders of the Security Agreement held by the LaBuick Group also received a Series "A" warrant for the purchase of up to 1,500,000 additional shares of Buck at $0.10 per share.

          In August, 2001, Buck allotted and issued 1,999,600 fully paid and non-assessable common shares to the Company for $1.00, thereby bringing the total Buck common shares owned by A.R.T. to 2,000,000 in the aggregate. The said allotted common shares are effectively a stock-split of the 400 common shares originally owned by A.R.T. into 2,000,000 common shares. Further, Buck granted A.R.T. a Series "C" warrant to purchase up to 800,000 common shares of Buck at $0.10 per share, exercisable for a period of 120 days after the exercise by the LaBuick Group of its conversion rights. Subsequent to year end these warrants expired.

          Henceforth, after August 31, 2001 A.R.T. shall not prepare consolidated financial statements including Buck financial operating results. Its investment in Buck common shares will be accounted for at cost as adjusted by its equity-prorated share of the Buck financial operating results.

          At year end, the Company's ownership in Buck was diluted to 10% of the issued common shares as a result of the issuance of shares and exercise of warrants.

     (C)  SUBSEQUENT EVENT - DISPOSITION OF BUCK

          Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate price of $171,428. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



5.   CAPITAL ASSETS                                    2001               2000
                                        ----------------------------------------

                                              ACCUMULATED NET BOOK      NET BOOK
                                          COST   AMORTIZATION   VALUE     VALUE
                                        ----------------------------------------
     Equipment, Furniture and Fixtures  $358,821   $320,017   $ 38,804  $ 48,505
                                        ========   ========   ========  ========


6.   LOANS PAYABLE - $191,367

     These loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7.   NOTES PAYABLE

     The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company. As the Company has not made timely principal or interest payments, the notes are considered to be in default. Under the terms of the original security agreement, the notes payable shall, at the option of the lenders, become immediately due and payable with notice or demand.

                                   2001                          2000
                                   ----                          ----

                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
                       ---------------------------   ---------------------------
     Principal         $    315,000   $    495,432   $    315,000   $    483,840
     Accrued Interest       174,708        274,780        143,208        219,967
                       ------------   ------------   ------------   ------------

                       $    489,708   $    770,212   $    458,208   $    703,807
                       ============   ============   ============   ============


8.   SHARE CAPITAL

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

          (iii)The shareholders authorized an unlimited number of class "C" common shares. Each class "C" common share has 100 votes and a non-cumulative dividend right of $0.01 which is payable only in the event that the annual dividends required in respect of the senior shares of the Company, including class "A" preference shares, class "B" preference shares and common shares, have been paid. In the event of dissolution, these shares are entitled to receive the greater of $0.01 per share or the amount paid up thereon in priority to the common shares and no share of any further distribution; and

          (iv) Common shares

(B)      SHARE CAPITAL

                                         CLASS "A" PREFERENCE SHARES, SERIES 1
                                   -------------------------------------------------
                                             2001                      2000
                                   -------------------------------------------------
                                    Number of                 Number of
                                     Shares       Amount       Shares       Amount
                                   ----------   ----------   ----------   ----------
     Balance - Beginning of Year           --         --        805,000   $3,701,809
     Less - Shares Converted to
                Common Shares              --         --        805,000    3,701,809
                                   ----------   ----------   ----------   ----------
     Balance - End of Year                 --   $     --           --     $     --
                                   ==========   ==========   ==========   ==========

                                         CLASS "A" PREFERENCE SHARES, SERIES 2
                                   -------------------------------------------------
                                             2001                      2000
                                   -------------------------------------------------
                                    Number of                 Number of
                                     Shares       Amount       Shares       Amount
                                   ----------   ----------   ----------   ----------

     Balance - Beginning of Year         --           --        466,941   $2,785,628

     Less - Shares Converted to
                Common Shares            --           --        466,941    2,785,628
                                   ----------   ----------   ----------   ----------

     Balance - End of Year               --     $     --           --     $     --
                                   ==========   ==========   ==========   ==========



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


                                                               COMMON SHARES
                                           -----------------------------------------------------
                                                     2001                       2000
                                           -----------------------------------------------------
                                            Number of                   Number of
                                             Shares        Amount        Shares        Amount
                                           -----------   -----------   -----------   -----------
     Add:
        Shares Issued Pre Stock Dividend          --            --       2,850,000       570,000
        Options Exercised                         --            --         238,500        64,476
        Conversion of Class "A"
           Preference Shares, Series 1            --            --         469,890     3,701,809
        Conversion of Class "A"
           Preference Shares, Series 2            --            --         332,195     2,785,628
                                           -----------   -----------   -----------   -----------
                                            23,308,544     9,517,875     5,277,136     9,370,874
     Add:
        3 for 1 Stock Dividend                    --            --      15,831,408             1
        Shares Issued Post Stock
           Dividend                          2,800,000       977,342     2,200,000       147,000
                                           -----------   -----------   -----------   -----------

     Balance - End of Year                  26,108,544   $10,495,217    23,308,544   $ 9,517,875
                                           ===========   ===========   ===========   ===========

          During the 2001 fiscal year, the Company issued 800,000 common shares (on a post-stock dividend basis) for a total cash consideration of $507,342. In addition, 2,000,000 shares were issued in conjunction with the acquisition of The Buck-A-Day Company Inc. at a value of $470,000 as described in Note 4(a).

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



                                                          CLASS "C" COMMON SHARES
                                            ---------------------------------------------
                                                     2001                     2000
                                            ---------------------------------------------
                                            Number of                Number of
                                              Shares      Amount      Shares      Amount
                                            ---------   ---------   ---------   ---------
     Balance - Beginning of Year              400,000   $ 100,001      50,000   $  50,000
     Add - Shares Issued During Year             --          --        50,000      50,000
                                            ---------   ---------   ---------   ---------
                                              400,000     100,001     100,000     100,000
     Add - 3 for 1 Stock Dividend                --          --       300,000           1
                                            ---------   ---------   ---------   ---------

     Balance - End of Year                    400,000   $ 100,001     400,000   $ 100,001
                                            =========   =========   =========   =========


          During the 2000 fiscal year, the Company issued 50,000 class "C" common shares for a total cash consideration of $50,000. Effective August 15, 2000, a three for one stock dividend was paid resulting in 400,000 shares being outstanding at year end.

     (C)  STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON SHARES

          The Company has issued various stock options for common shares of the Company's share capital. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option may be granted with a term exceeding ten years. In addition, the Company has granted warrants from time to time to lenders of the Company.

          The options and warrants are allocated as follows:

                                                             NUMBER OF SHARES
                                                           ---------------------
                                                             2001        2000
                                                           ---------   ---------

     Balance - Beginning of Year                              16,000     118,700
     Add - Options and Warrants Issued                     1,000,000     133,500
                                                           ---------   ---------
                                                           1,016,000     252,200
     Less - Options and Warrants Exercised                      --       238,500
                                                           ---------   ---------
                                                           1,016,000      13,700
     Add - 3 for 1 Stock Dividend                               --        41,100
                                                           ---------   ---------
                                                           1,016,000      54,800
     Less - Options and Warrants Expired                        --        38,800
                                                           ---------   ---------

     Balance - End of Year                                 1,016,000      16,000
                                                           =========   =========

          The options and warrants granted and outstanding as at November 30, 2001 are as follows:




     COMMON SHARES

         UNDER OPTION OR
      SUBJECT  TO WARRANTS            EXERCISE PRICE                 EXPIRY DATE
      --------------------            --------------                 -----------

             16,000                    U.S. $15.625                  Fiscal 2002
          1,000,000                    Cdn. $1.00                    Fiscal 2002


     (C)  STOCK OPTIONS AND WARRANTS TO PURCHASE COMMON SHARES [Continued]

          During the year, the Company issued 1,000,000 [2000 - 133,500] common stock options, pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, with an expiry date of December 4, 2001, which may be extended at the discretion of the Company provided that such extension complies with the stock option plan.


9.   DIVIDENDS

     (A)  CLASS "A" PREFERENCE SHARES, SERIES 1 AND SERIES 2

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


10.  SEGMENTED INFORMATION

     The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

     Operations and identifiable assets by geographic segments are as follows:

                                         2001         2000         1999
                                      ----------   ----------   ----------

     DOMESTIC SALES - Canada          $  102,934   $  113,360   $   39,267

     INTERNATIONAL EXPORT SALES:
        U.S.A                            389,198      626,907      971,569
        European Economic Community        7,930       19,160        3,035
        Other                             20,466       47,717       29,679
                                      ----------   ----------   ----------

                                      $  520,528   $  807,144   $1,043,550
                                      ==========   ==========   ==========

     All significant identifiable assets and amortization relate to assets situated in Canada.


11.  LEASE COMMITMENT

     Under a long-term lease expiring January 31, 2003, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:


     FISCAL YEAR ENDING                                        AMOUNT
     ------------------                                      ----------
            2002.............................................$   64,174
            2003 .............................................   20,790


12.  RECONCILIATION  BETWEEN  CANADIAN  AND  UNITED  STATES  GENERALLY  ACCEPTED
     ACCOUNTING PRINCIPLES


     The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P.").
     These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                              2001                               2000                              1999
                --------------------------------   -------------------------------   -------------------------------
                   CANADIAN            U.S.           CANADIAN           U.S.           CANADIAN           U.S.
                   G.A.A.P.          G.A.A.P.         G.A.A.P.         G.A.A.P.         G.A.A.P.         G.A.A.P.
                --------------    --------------   --------------   --------------   --------------   --------------
(A)  BALANCE SHEET:

Share Capital
    Issued      $   10,595,218    $  12,636,761    $   9,617,876    $   11,659,419   $    8,786,398   $   10,827,941
                ==============    ==============   ==============   ==============   ==============   ==============

Accumulated
    Deficit     $ (23,628,360)    $  (25,676,118)  $ (22,324,537)   $  (24,372,295)  $  (21,377,103)  $  (23,434,861)
                ==============    ==============   ==============   ==============   ==============   ==============

                                                                           2001             2000             1999
                                                                    --------------   --------------   --------------
(B)  STATEMENT OF LOSS:

              Net Loss per Common Share under U.S. G.A.A.P.         $        (0.05)  $        (0.06)  $        (0.09)
                                                                    ==============   ==============   ==============


(C)  WEIGHTED AVERAGE NUMBER OF SHARES
              - U.S. G.A.A.P. [Note 12(e)]                              26,083,544       16,096,346        1,146,551
                                                                    ==============   ==============   ==============

(D)  WEIGHTED AVERAGE NUMBER OF SHARES
              - CANADIAN G.A.A.P.                                        6,083,544       16,096,346        1,146,551
                                                                    ==============   ==============   ==============


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

     The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $5,068,860 (2000 - $4,888,922) available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

     These losses expire as follows:

         YEAR                                CANADIAN        U.S.        TOTAL
         ----                               ----------   ----------   ----------
         2002...........................$      717,000   $  400,000   $1,117,000
         2003 ...........................         --      1,530,000    1,530,000
         2004 ...........................      924,031         --        924,031
         2005 ...........................      395,462         --        395,462
         2006 ...........................       88,687         --         88,687
         2007 ...........................      531,742         --        531,742
         2008 ...........................      481,938         --        481,938
                                            ----------   ----------   ----------

                                            $3,138,860   $1,930,000   $5,068,860
                                            ==========   ==========   ==========


14.  GOING CONCERN

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern, is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital and the Chapter 11 filing of the Company's major customer [See Note 16], the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.


15.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                          2001                        2000
                                -------------------------   -------------------------
                                Percentage of Accounts      Percentage of Accounts

                                Percentage    of Accounts   Percentage    of Accounts
                                of Sales      Receivable    of Sales      Receivable
                                -----------   -----------   -----------   -----------
     SALES THROUGH ONE RETAIL
      COMPANY (U.S.)                    40%           67%           55%           59%
                                ===========   ===========   ===========   ===========

16.  SUBSEQUENT EVENT

     On January 10, 2002, the Company's major retail customer filed a Chapter 11 petition, which placed the payment of approximately U.S. $65,000 of trade receivables owed by that customer to the Company, in jeopardy. The Company was able to mitigate the potential loss by U.S. $45,000 through placing a claim on its export insurance, however, the on-going viability of that customer and its ability to reorganize and successfully emerge from Chapter 11 proceedings cannot be ascertained at this time. As of the balance sheet date, the major customer continued to operate and sales and shipments were continuing, although in a limited capacity. In the event that the customer continues into bankruptcy proceedings, the Company will lose approximately 40% of its annual revenues. Unless the Company can replace such a loss of business with other customers, the loss will place further burden on its existing liquidity problems. In the absence of replacement revenues, the Company will be further reliant on the cooperation of its creditors and short-term capital infusions from its shareholders and lenders.


17.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the year 2001 (2000 - interest - $ Nil; income taxes - $ Nil) (1999 - interest - $30,000; income taxes - $ Nil).

           ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON F
                              INANCIAL DISCLOSURE

     None.

                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

On May 1, 2001, the Company held a Annual and General Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Kirby, Michel van Herreweghe, Dennis Labuick and Marc Bielby.

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

Ed LaBuick. - Co-founder, CEO and Director of The Buck A Day Company Inc. Mr. LaBuick is a marketing entrepreneur with over 30 years of management experience in Direct Response Television, Radio and Print, Retail distribution in Canada and the United States, working with North American Phillips, Silver Eagle Records, Time Life, National Geographic, Capital, EMI, MCA, and Warner Bros.

Dennis LaBuick. - Co-founder, President and Director of The Buck A Day Company Inc. Fifteen years experience in Direct Response Television, Radio and Print, Media Planning and Buying, Creative Writing and Television Production, working with DCNL Corporation as VP Media, General Manager for Quality Music & Video, and prior to that as director of media at Silver Eagle Records.

Effective August 31, 2002, Dennis Labuick and Ed Labuick resigned as director and officer respectively, of the Corporation.


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

                                                        (In Canadian Dollars)
-------------------------------------------------------------------------------------------------------------------
                                                                       Long-Term
                                                                       Compensation
                               Annual Compensation                     Awards
Name and                      Year   Salary   Bonus    Other Annual    Restricted     Securities   All
--------                      ----   -------  ------   ------------    ------------   ----------   ---
Principal Position                   ($)      ($)      Compensation    Stock          Underlying   Other
------------------                   ---      ---      -------------   -----          ----------   -----
                                                       ($)             Awards ($)     Options (#)  Compensation ($)
                                                       ---             ----------     -----------  ----------------
Simon Meredith                2001    --       --        120,000(1)       --              --             --
President                     2000    --       --        120,000(1)       --            200000           --
                              1999    --       --         85,000(1)       --              --             --

Marc Bielby, Director         2001    --       --           --            --              --             --
Michel van Herreweghe,        2001    --       --           --            --              --             --
Chairman                      2000    --       --           --            --            360000           --
Francoise Jacquel, Director   2000    --       --           --            --            344000           --
Roger Kirby, Director         2001    --       --           --            --              --             --
                              2000    --       --           --            --             10000           --
Roger Scarr, Director         2001    --       --           --            --              --             --
Ed La Buick, CEO              2001    --       --           --            --            500000           --
                              2000    --       --           --            --              --             --
Dennis La Buick, Director     2001    --       --           --            --            500000           --
                              2000    --       --           --            --              --             --

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


    Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
---------------------------------------------------------------------------------------
      Name            Open          Options           Options             Close
                    Options         Granted          Exercised           Options
------------------ ----------- ------------------ ---------------- --------------------
                    Qty    $     Qty     $Price       Qty       $       Qty        $
                                          /sh.
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Simon
Meredith              --    -     --        --         --                --
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Michel van
Herreweghe            --    -     --        --         --                --
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Roger
Kirby                 --    -     --        --         --                --
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Roger
Scarr                 --    -     --        --         --                --
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Marc
Bielby                --    -     --        --         --                --
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Ed
LaBuick (1)           --    -   500,000     1.0        --             500,000      1.0
------------------ ------- --- --------- -------- ------------- -- -------------- -----
Dennis
La Buick(2)           --    -   500,000     1.0        --             500,000      1.0
------------------ ------- --- --------- -------- ------------- -- -------------- -----

(1) 500,000 options beneficially owned by a related party
(2) Includes 250,000 options beneficially owned by a related party

    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As At November 30, 2000, no one shareholder, including directors, officers and employees own more than 5% of the common shares.

------------------------- --------------
                            # Common
          Name            Shares Owned
------------------------- --------------
Simon Meredith
President                      200000
------------------------- --------------
Michel van Herreweghe
Chairman
                               360000
------------------------- --------------
Roger Kirby
Director                        10000
------------------------- --------------
Dennis Labuick
Director (1)                  1000000
------------------------- --------------
Ed Labuick
CEO (1)                       1000000
------------------------- --------------
(1)  Includes common shares beneficially owned by spouse.

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


 /s/ Michel van Herreweghe
--------------------------
Michel van Herreweghe          Chairman of the Board           Date 28 Feb. 2002

 /s/ Simon P. Meredith
--------------------------
Simon P. Meredith              President                       Date 28 Feb. 2002