Form 10-Q
period 2002-02-28
A R T INTERNATIONAL INC
filed 2002-05-29
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 2002
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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


YES    NO X
   ---   ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

Common Shares outstanding as at February 28, 2002: 26,108,544

                            A.R.T. INTERNATIONAL INC.
            INDEX TOQUARTERLY REPORT ONFORM 10-QFOR THE QUARTER ENDED
                                February 28, 2002


PART I                                                                  PAGE [S]

Balance sheets:
   As at February 28, 2002, and November 30, 2001                          3-4

Statements of Accumulated Deficit                                          5
   For the three months ended February 28, 2002
   For the three months ended February 28, 2001

Statements of Loss                                                         6
   For the three months ended February 28, 2002
   For the three months ended February 28, 2001

Statements of Cash Flow                                                    7
   For the three months ended February 28, 2002
   For the three months ended February 28, 2001

Notes to Financial Statements                                              8-14

Item 2.
    Management's discussions and analysis of financial
    condition and results of operations.                                   15-17

PART II

SIGNATURES                                                                 18

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                              3 Months Ended     12 Months Ended
                                             February 28,2002      Nov.30, 2001
                                               (Unaudited)           (Audited)
                                                                      (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                            $   36,350            $   15,597
Accounts receivable                                 19,194                52,920
Inventory (Notes 2(a) and 4)                       100,262               110,262
Prepaid expenses and deposits                        7,905                 7,905
--------------------------------------------------------------------------------
                                                   163,711               186,684

CAPITAL ASSETS (Note 5)                             36,864                38,804

Patents                                          3,931,051             3,931,051
Less: Accumulated amortization                   3,931,050             3,931,050
--------------------------------------------------------------------------------
                                                         1                     1
OTHER

Investment in affiliated company (Note 3)                0               170,000
--------------------------------------------------------------------------------

TOTAL ASSETS                                    $  200,576            $  395,489
================================================================================






  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         3 Months Ended          12 Months Ended
                                        February 28,2002           Nov.30, 2001
                                          (Unaudited)                (Audited)
                                                                      (Note 2)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                      $    723,993             $    712,052
Loans payable (Note 6)                          64,939                  171,367
Notes payable (Note 7)                         798,757                  770,212
--------------------------------------------------------------------------------
                                             1,587,689                1,653,631
--------------------------------------------------------------------------------
TOTAL LIABILITIES                            1,587,689                1,653,631

CAPITAL STOCK (Note 8)

Class C Common                                 100,001                  100,001
Common shares                               10,495,217               10,495,217
--------------------------------------------------------------------------------
                                            10,595,218               10,595,218
CONTRIBUTED SURPLUS                         11,775,000               11,775,000
DEFICIT                                    (23,757,331)             (23,628,360)
--------------------------------------------------------------------------------
                                            (1,387,113)              (1,258,142)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                    $    200,576             $    395,489
================================================================================





  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                          3 Months Ended        3 Months Ended
                                         February 28, 2002     February 28, 2001
                                            (Unaudited)           (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period              $(23,628,359)         $(22,324,536)
Add - net loss                                 (128,972)             (112,964)
--------------------------------------------------------------------------------

Deficit - end of period                    $(23,759,331)         $(22,437,500)
================================================================================







  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                            3 Months Ended      3 Months Ended
                                          February 28, 2002    February 28, 2001
                                             (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------

SALES                                        $    91,887         $   143,161
COST OF GOODS SOLD                                86,709             137,218
--------------------------------------------------------------------------------

GROSS PROFIT                                       5,178               5,943

OPERATING EXPENSES
Selling general & administrative                  89,666             107,252
--------------------------------------------------------------------------------

Operating loss                                    84,488             101,309

OTHER EXPENSES
Note interest                                     12,567              11,655
Bad debt expense                                  31,917                   0
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                              44,484              11,655
--------------------------------------------------------------------------------

NET LOSS                                     $   128,972         $   112,964
================================================================================

NET LOSS PER COMMON SHARE                    $     0.005         $     0.005
--------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                             26,108,544          23,458,544
--------------------------------------------------------------------------------




   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                             3 Months Ended     3 Months Ended
                                            February 28, 2002  February 28, 2001
                                               (Unaudited)        (Unaudited)
--------------------------------------------------------------------------------
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                          $(128,972)         $(112,964)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                     1,940              2,194
--------------------------------------------------------------------------------
                                                (127,032)          (110,770)
Accounts receivable                                33,726            (20,314)
Inventories - current & long-term                  10,000                  0
Advances                                         (106,428)            55,000
Accounts payable and accrued
 liabilities                                       11,942             (2,338)
--------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                            (177,792)           (78,422)

INVESTMENT ACTIVITIES
Investment in affiliate                           170,000           (970,000)
Acquisition of capital assets                           0                  0
--------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                            170,000           (970,000)


FINANCING ACTIVITIES
Common shares issued                                    0            990,000
Loan payable                                            0                  0
Notes payable                                      28,545              6,084
--------------------------------------------------------------------------------
Cash provided by (used by)
  financing activities                             28,545            996,084
--------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                       20,753            (52,337)
CASH, beginning of period                          15,597            101,689
--------------------------------------------------------------------------------
CASH, end of period                             $  36,350          $  49,352
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                         $       0          $       0
--------------------------------------------------------------------------------
Income taxes paid in period                     $       0          $       0
--------------------------------------------------------------------------------


   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
February 28, 2002

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended February 28, 2002, and February 28, 2001 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2001 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at February 28, 2002, and November 30, 2001, and the results of their loss and cash flow for the periods ended February 28, 2002, and February 28, 2001, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2001. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 28, 2002 and November 30, 2000 and the results of operations, changes in financial position and related note disclosures for the period ended February 28, 2002 and 2001 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.


3. DIVESTITURE OF THE BUCK A DAY COMPANY INC (BUCK).

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate price of $171,428. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



4. INVENTORIES

Inventories consist of the following:

                              February 28, 2002                          November 30, 2001
                  ---------------------------------------   -----------------------------------------
                                Provision for                              Provision for
                                Obsolete and                               Obsolete and
                      Gross     Slow-Moving        Net          Gross      Slow-Moving        Net
                     Amount     Inventories      Amount        Amount      Inventories      Amount
                  -----------   -----------   -----------   -----------    -----------    -----------
Finished Goods    $    62,107   $      --     $    62,107   $    67,107    $      --      $    67,107
Work-in-Process             0          --               0        48,827        (48,827)          --
Raw Materials          38,155          --          38,155        43,155           --           43,155
                  ---------------------------------------   -----------------------------------------
                  $   100,262   $      --     $   100,262   $   159,089    $   (48,827)   $   110,262
                  ===========   ===========   ===========   ===========    ===========    ===========


5. CAPITAL ASSETS

                                                             ACCUMULATED     NET BOOK      NET BOOK
                                              -------------------------------------------------------
                                                  COST      AMORTIZATION       VALUE         VALUE
                                              -------------------------------------------------------
Equipment, Furniture and Fixtures             $   448,821   $   411,957    $    36,864    $    38,804
                                              ===========   ===========    ===========    ===========


6. LOANS PAYABLE - $64,939

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                                  2002                          2001
                       ---------------------------   ---------------------------
                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
Principal              $    315,000   $    502,691   $    315,000   $    495,432
Accrued Interest            187,275        296,066        174,708        274,780
--------------------------------------------------------------------------------

                       $    502,275   $    798,757   $    489,708   $    770,212
                       ============   ============   ============   ============

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

(b) Capital stock.

                                                 COMMON SHARES
                             ---------------------------------------------------
                                        2002                       2001
                             -------------------------  ------------------------
                              Number of                  Number of
                                Shares        Amount       Shares       Amount
                             -----------   -----------  -----------  -----------
Balance - Beginning of Year   26,108,544   $10,495,217   23,308,544  $ 9,517,875
Shares issued post
     stock dividend                    0             0    2,800,000      977,342

--------------------------------------------------------------------------------

Balance - End of Year         26,108,544   $10,495,217   26,108,544  $10,495,217
--------------------------------------------------------------------------------


                                             Class "C" Common Shares
                                           2002                    2001
                                  ---------------------------------------------
                                  Number of               Number of
                                    Shares      Amount      Shares      Amount
                                  ---------   ---------   ---------   ---------
Balance - Beginning of Year         400,000   $ 100,001     400,000   $ 100,001
Add - Shares Issued During Year           0           0           0           0
                                  ---------------------------------------------

Balance - End of Year               400,000   $ 100,001     400,000   $ 100,001
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

                                                              NUMBER OF SHARES

                                                             2001        2001
                                                           ---------   ---------

Balance - Beginning of Year                                1,016,000      16,000
Add - Options and Issued                                           0   1,000,000
                                                           ---------   ---------
                                                           1,016,000   1,016,000
Less - Options and Expired                                         0           0
                                                           ---------   ---------
  Balance - End of Year                                    1,016,000   1,016,000
                                                           ---------   ---------

The options and granted and outstanding as at February 28, 2001 are as follows:

               Common shares
               under options
                or subject
                to warrants            Exercise price           Expiry date
               -------------           --------------           -----------

                   1,000,000           $CDN    1.00                 2005
                      16,000           $US    15.625                2002
               -------------
                   1,016,000

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

10. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $108,000 annually until January 31, 2003.

11. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows: (a) Balance sheet:

                           February 28, 2002              November 30, 2001
                       --------------------------    --------------------------
                         Canadian         U.S.         Canadian         U.S.
                           GAAP           GAAP           GAAP           GAAP
-------------------------------------------------------------------------------
                       $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
-------------------------------------------------------------------------------

Accumulated Deficit    (23,757,331)   (25,798,874)   (23,628,360)   (25,676,118)
-------------------------------------------------------------------------------

(b) Statement of Loss:

                                     February 28, 2002      February 28, 2001
                                     -----------------      -----------------
Net loss under Canadian
 & U.S. GAAP                         $         128,972      $         112,964
Net loss per common
 share under
U.S. & Canadian GAAP                 $           0.005      $           0.005
Weighted average number
of shares U.S. & Cdn GAAP                   26,108,544             23,458,544


12. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $5,068,860 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year                 Canadian                   U.S.                     Total
--------------------------------------------------------------------------------
2002                   717,000                400,000                  1,117,000
2003                         0              1,530,000                  1,530,000
2004                   924,031                      0                    924,031
2005                   395,462                      0                    395,462
2006                    88,687                      0                     88,687
2007                   531,742                      0                    531,742
2008                   481,938                      0                    481,938
--------------------------------------------------------------------------------
                    $3,138,860             $1,930,000                 $5,068,860

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

14. RECLASSIFICATION

Certain figures with respect to the three-month period ended February 28, 2001 have been reclassified to conform with the presentation adopted for the three-month period ended February 28, 2002.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars, unless stated otherwise)

General

The following should be read in conjunction with our Form 10K for the year ended November 30, 2001, including: the audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Quarterly Report. In the following discussions "we" "us" and "our" refer to A.R.T. International Inc. unless the context otherwise dictates.

In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth in our Form 10K for the year ended November 30, 2001, under Item 1. Business - "Factors that may affect the business" and incorporated by reference in this Quarterly Report.

Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. In the three months ended February 28, 2002, the Company recorded sales to its main retail customer of $82,492, which represented 90% of its total sales revenues in that period. First quarter 2001 revenues from the same customer were $67,806 (47%). The fall in total revenues is attributable to the complete absence of sales to a Canadian customer, of approximately $42,0000, in the home decor business.

On January 10, 2002 the Company's main retail customer entered into Chapter 11 proceedings. The Company reduced its potential bad-debt loss from that customer by $US 45,000 from the total owing by that customer of $US 65,000 through claiming against its export insurance policy. Subsequent to the quarter-end, the retail customer emerged from Chapter 11, whereby the continuing business assets were sold to a third party company. During the chapter 11 proceedings the retail customer closed approximately 30 - 40% of its stores. Management believes there is insufficient information to understand the future impact of the closure of these stores on the total sales revenues from that customer. While a reduction of sales from this retail store-chain is anticipated, the closed stores accounted for proportionally less sales than their aggregate number of stores.

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


Gross Profit

Artagraph Division

The Company reported a gross profit of $5,178 in the first quarter of 2002, which was comparable to the previous fiscal first quarter sales. The Company's gross margin remained depressed, at six percent, owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.


Net Loss

Artagraph Division

The net loss in the first quarter of fiscal 2002 was $128,972, as compared to $112,964 loss for the first quarter of fiscal 2001. Lower selling, general and administration expenses in the current fiscal period were offset by the bad debt charge of approximately $32,000 that resulted from the Company's retail customer's Chapter 11 proceedings.


Liquidity and Capital Resources

Artagraph division

Unless the Company is able to significantly increase sales from the level experienced year to date in 2002, or continue to raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have guaranteed sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

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

Item (3) Default under Senior Securities:

     (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2001, and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: May 24, 2002

 /s/ Michel van Herreweghe
--------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
--------------------------
By: Simon Meredith
President