Form 10-Q
period 2002-05-31
A R T INTERNATIONAL INC
filed 2002-07-09
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended May 31, 2002
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

Common Shares outstanding as at May 31, 2002: 26,108,544

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                  May 31, 2002


PART I                                                                  PAGE [S]
 Balance sheets:
     As at May 31, 2002, and November 30, 2001                           3-4

 Statements of Accumulated Deficit                                       5
     For the six months ended May 31, 2002
     For the six months ended May 31, 2001

 Statements of Loss                                                      6
     For the six months ended May 31, 2002
     For the three months ended May 31, 2002
     For the six months ended May 31, 2001
     For the three months ended May 31, 2001

 Statements of Cash Flow                                                 7
    For the six months ended May 31, 2002
    For the six months ended May 31, 2001

Notes to Financial Statements                                            8-14

Item 2.
    Management's discussions and analysis of financial
    condition and results of operations.                                 15-17

PART II
     SIGNATURES                                                          18

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS(
IN CANADIAN DOLLARS)


ASSETS

                                             6 Months Ended      12 Months Ended
                                               May 31,2002         Nov.30, 2001
                                               (Unaudited)          (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                        $        17,483      $        15,597
Accounts receivable                                  26,385               52,920
Inventory (Notes 2(b) and 4)                         90,262              110,262
Prepaid expenses and deposits                         7,905                7,905
                                                    142,035              186,684
--------------------------------------------------------------------------------
CAPITAL ASSETS (Note 5)                              34,924               38,804

Patents                                           3,931,051            3,931,051
Less: Accumulated amortization                    3,931,050            3,931,050
--------------------------------------------------------------------------------
                                                          1                    1
OTHER

Investment in affiliated company (Note 3)                 0              170,000
--------------------------------------------------------------------------------
TOTAL ASSETS                                $       176,960      $       395,489
================================================================================








  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT

                                            6 Months Ended       12 Months Ended
                                              May 31,2002          Nov.30, 2001
                                              (Unaudited)           (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                         $       726,718    $       712,052
Loans payable (Note 6)                               159,367            171,367
Notes payable (Note 7)                               811,325            770,212
--------------------------------------------------------------------------------
                                                   1,697,410          1,653,631
--------------------------------------------------------------------------------
TOTAL LIABILITIES                                  1,697,410          1,653,631

CAPITAL STOCK (Note 8)

Class C Common                                       100,001            100,001
Common shares                                     10,495,217         10,495,217
--------------------------------------------------------------------------------
                                                  10,595,218         10,595,218
CONTRIBUTED SURPLUS                               11,775,000         11,775,000
DEFICIT                                          (23,890,668)       (23,628,360)
--------------------------------------------------------------------------------
                                                  (1,520,450)        (1,258,142)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                       $       176,960    $       395,489
===============================================================================







  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                               6 Months Ended    6 Months Ended
                                                May 31, 2002      May 31, 2001
                                                (Unaudited)       (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period                  $  (23,628,359)   $  (22,324,536)
Add - net loss                                       (262,309)         (192,352)
--------------------------------------------------------------------------------

Deficit - end of period                        $  (23,890,668)   $  (22,437,500)
================================================================================














  The accompanying notes form an integral part of these financial statements.



A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)

                                    3 Mths Ended    3 Mths Ended    6 Mths Ended    6 Mths ended
                                    May 31, 2002    May 31, 2001    May 31, 2002    May 31, 2001
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
------------------------------------------------------------------------------------------------
SALES                               $     41,009    $    184,038    $    132,897    $    327,200
COST OF GOODS SOLD                        80,321         135,069         167,030         272,287
------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                      (39,312)         48,969         (34,133)         54,913
OPERATING EXPENSESSelling general
 & administrative                         79,530         108,179         158,888         222,209
------------------------------------------------------------------------------------------------

Operating income/(loss)                 (118,842)        (59,210)       (193,021)       (167,297)

OTHER EXPENSES
Amortization                               1,940             747           3,880           1,493
Note interest                             12,567          11,813          25,135          23,468
Exchange Loss                                (12)          7,618           8,356              94
Other expenses                                 0               0          31,917               0
------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                      14,495          20,178          69,288          25,055
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                   $   (133,337)   $    (79,388)   $   (262,309)   $   (192,352)
================================================================================================

NET LOSS PER COMMON SHARE           $      0.005    $      0.002    $      0.010    $      0.008
------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     26,108,544      23,458,544      26,108,544      23,458,544
------------------------------------------------------------------------------------------------








   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC. STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   6 Mths Ended    6 Mths Ended
                                                   May 31, 2002    May 31, 2001
                                                    (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                             $   (262,309)   $   (192,352)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                           3,880           4,387
--------------------------------------------------------------------------------
                                                       (258,429)       (187,965)

Accounts receivable                                      26,535          26,141
Inventories - current & long-term                        20,000          20,000
Prepaid expenses                                              0           8,999
Advances                                                (12,000)         67,000
Accounts payable and accrued
 liabilities                                             14,667         (58,555)
--------------------------------------------------------------------------------
Cash provided by (used by)
operating activities                                   (209,227)       (124,380)

INVESTMENT ACTIVITIES
Disposition/(investment)in affiliate                    170,000        (970,000)
Acquisition of capital assets                                 0               0
--------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  170,000        (970,000)

FINANCING ACTIVITIES
Common shares issued                                          0         990,000
Loan payable                                                  0               0
Notes payable                                            41,113          26,609
--------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                    41,113       1,016,609
--------------------------------------------------------------------------------
INCREASE /(DECREASE) IN CASH                              1,886         (77,769)
CASH, beginning of period                                15,597         101,689
--------------------------------------------------------------------------------
CASH, end of period                                $     17,483    $     23,920
================================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
--------------------------------------------------------------------------------
Income taxes paid in period                        $          0    $          0
--------------------------------------------------------------------------------




   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2002

(IN CANADIAN DOLLARS)

1.   INCORPORATION AND OPERATIONS
The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a)  Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended May 31, 2002, and May 31, 2001 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2001 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at May 31, 2002, and November 30, 2001, and the results of their loss and cash flow for the periods ended May 31, 2002, and May 31, 2001, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2001. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 2002 and November 30, 2001 and the results of operations, changes in financial position and related note disclosures for the period ended May 31, 2002 and 2001 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.


3.   DIVESTITURE OF THE BUCK A DAY COMPANY INC (BUCK).

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate net price of $170,000. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



4.   INVENTORIES

Inventories consist of the following:

                                   May 31, 2002                                  November 30, 2001
                  ---------------------------------------------   -----------------------------------------------
                                  Provision for                                    Provision for
                                   Obsolete and                                     Obsolete and
                     Gross         Slow-Moving         Net           Gross          Slow-Moving          Net
                     Amount        Inventories        Amount         Amount         Inventories         Amount
                  -------------   -------------   -------------   -------------    -------------    -------------
Finished Goods    $      52,107   $        --     $      52,107   $      67,107    $        --      $      67,107
Work-in-Process               0            --                 0          48,827          (48,827)            --
Raw Materials            38,155            --            38,155          43,155             --             43,155
                  -------------   -------------   -------------   -------------    -------------    -------------
                  $      90,262   $        --     $      90,262   $     159,089    $     (48,827)   $     110,262
                  =============   =============   =============   =============    =============    =============


5.   CAPITAL ASSETS

                                       ACCUMULATED     NET BOOK       NET BOOK
                          COST        AMORTIZATION       VALUE          VALUE
Equipment, Furniture   ------------   ------------   ------------   ------------

and Fixtures           $    448,821   $    413,897   $     34,924   $     38,804
                       ============   ============   ============   ============


6.   LOANS PAYABLE - $159,367

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7.   NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                               2002                          2001
                   ---------------------------   ---------------------------
                   U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
Principal          $    315,000   $    502,691   $    315,000   $    495,432
Accrued Interest        195,150        308,634        174,708        274,780
                   ------------   ------------   ------------   ------------

                   $    510,150   $    811,325   $    489,708   $    770,212
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

(b)  Capital stock.

                                                 COMMON SHARES
                             ---------------------------------------------------
                                        2002                       2001
                             ------------------------   ------------------------
                              Number of                  Number of
                               Shares        Amount       Shares        Amount
                             -----------  -----------   -----------  -----------

Balance - Beginning of Year   26,108,544  $10,495,217    23,308,544  $ 9,517,875
Shares issued post
     stock dividend                    0            0     2,800,000      977,342
                             -----------  -----------   -----------  -----------

Balance - End of Year         26,108,544  $10,495,217    26,108,544  $10,495,217
                             -----------  -----------   -----------  -----------


                                              Class "C" Common Shares
                                           2002                     2001
                                 ----------------------   ----------------------
                                  Number of                Number of
                                   Shares      Amount       Shares      Amount
                                 ----------  ----------   ----------  ----------
Balance - Beginning of Year         400,000  $  100,001      400,000  $  100,001
Add - Shares Issued During Year           0           0            0           0
                                 ----------  ----------   ----------  ----------

Balance - End of Year               400,000  $  100,001      400,000  $  100,001
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

                                                             NUMBER OF SHARES

                                                             2002        2001
                                                           ---------   ---------
Balance - Beginning of Year                                1,016,000      16,000
Add - Options and Issued                                           0   1,000,000
                                                           ---------   ---------
                                                           1,016,000   1,016,000
Less - Options and Expired                                         0           0
                                                           ---------   ---------
  Balance - End of Year                                    1,016,000   1,016,000
                                                           ---------   ---------

The options and granted and outstanding as at May 31, 2002 are as follows:

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a)  Balance sheet:

                               May 31, 2002               November 30, 2001
                       --------------------------    --------------------------
                         Canadian         U.S.         Canadian        U.S.
                           GAAP           GAAP           GAAP          GAAP
                       -----------    -----------    -----------    -----------
                       $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
                       -----------    -----------    -----------    -----------

Accumulated Deficit    (23,890,668)   (25,938,426)   (23,628,360)   (25,676,118)
                       -----------    -----------    -----------    -----------

(b)  Statement of Loss:

                                                     May 31, 2002   May 31, 2001
                                                     ------------   ------------

Net loss under Canadian
 & U.S. GAAP                                         $    262,309   $    192,352
Net loss per common
 share under
U.S. & Canadian GAAP                                 $      0.010   $      0.008
Weighted average number
of shares U.S. & Cdn GAAP                              26,108,544     23,458,544


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

14.  RECLASSIFICATION

Certain figures with respect to the six-month period ended May 31, 2001 have been reclassified to conform with the presentation adopted for the six-month period ended May 31, 2002.

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

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. In the six months ended May 31, 2002, the Company recorded sales to its main retail customer of $87,179, which represented 66% of its total sales revenues in that period. First quarter 2002 revenues from the same customer were $82,492 (90%). Sales in the first six months of fiscal 2001 were $327,200, which were principally from three customers. In the current fiscal year two of these customers have not purchased from the Company, which resulted in a reduction of sales revenues of approximately $153,000.

On January 10, 2002 the Company's main retail customer entered into Chapter 11 proceedings. The Company reduced its potential bad-debt loss from that customer by $US 45,000 from the total owing by that customer of $US 65,000 through claiming against its export insurance policy. Subsequently, the retail customer has emerged from Chapter 11, whereby the continuing business assets were sold to a third party company. During the chapter 11 proceedings the retail customer closed approximately 30 - 40% of its stores. Management believes there is insufficient information to understand the future impact of the closure of these stores on the total sales revenues from that customer. While a reduction of sales from this retail store-chain is anticipated, the closed stores accounted for proportionally less sales than their aggregate number of stores.

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


Gross Profit

Artagraph Division

The Company reported a gross loss of $34,133 in the half of fiscal 2002, which is a fall from the gross profit of $54,913 from the comparable fiscal period in 2001. The Company's gross margin remained depressed owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.


Net Loss

Artagraph Division

The net loss in the first half of fiscal 2002 was $262,309 as compared to $192,352 loss for the first half of fiscal 2001. Lower selling, general and administration expenses in the current fiscal period were offset by the bad debt charge of approximately $32,000 that resulted from the Company's retail customer's Chapter 11 proceedings.


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

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate gross proceeds of $171,428. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.

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

Dated: June 30, 2002

 /s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President