Form 10-Q
period 2002-08-31
A R T INTERNATIONAL INC
filed 2002-10-17
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                       For the quarter ended Aug 31, 2002
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

Common Shares outstanding as at Aug 31, 2002: 26,108,544

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                  Aug 31, 2002
PART   I                                                                PAGE [S]

Balance sheets:
    As at Aug 31, 2002, and November 30, 2001                             3-4

Statements of Accumulated Deficit                                           5
   For the nine months ended Aug 31, 2002
   For the nine months ended Aug 31, 2001

Statements of Loss                                                          6
   For the nine months ended Aug 31, 2002
   For the three months ended Aug 31, 2002
   For the nine months ended Aug 31, 2001
   For the three months ended Aug 31, 2002

Statements of Cash Flow                                                     7
   For the nine months ended Aug 31, 2002
   For the nine months ended Aug 31, 2001

Notes to Financial Statements                                            8-14

Item 2.
   Management's discussions and analysis of financial
   condition and results of operations.                                 15-17

PART II
   SIGNATURES                                                              18

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                              9 Months Ended     12 Months Ended
                                                Aug 31,2002        Nov.30, 2001
                                                (Unaudited)          (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                            $   17,483          $   15,597
Accounts receivable                                 26,385              52,920
Inventory (Notes 2(a) and 4)                        90,262             110,262
Prepaid expenses and deposits                        7,905               7,905
--------------------------------------------------------------------------------
                                                   142,035             186,684

CAPITAL ASSETS (Note 5)                             34,924              38,804

Patents                                          3,931,051           3,931,051
Less: Accumulated amortization                   3,931,050           3,931,050
--------------------------------------------------------------------------------
                                                         1                   1
OTHER

Investment in affiliated company (Note 3)                0             170,000
--------------------------------------------------------------------------------

TOTAL ASSETS                                    $  176,960          $  395,489
================================================================================















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                          9 Months Ended         12 Months Ended
                                            Aug 31,2002            Nov.30, 2001
                                            (Unaudited)             (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                       $    726,718            $    712,052
Loans payable (Note 6)                          159,367                 171,367
Notes payable (Note 7)                          811,325                 770,212
--------------------------------------------------------------------------------
                                              1,697,410               1,653,631
--------------------------------------------------------------------------------
TOTAL LIABILITIES                             1,697,410               1,653,631

CAPITAL STOCK (Note 8)

Class C Common                                  100,001                 100,001
Common shares                                10,495,217              10,495,217
--------------------------------------------------------------------------------
                                             10,595,218              10,595,218
CONTRIBUTED SURPLUS                          11,775,000              11,775,000
DEFICIT                                     (23,890,668)            (23,628,360)
--------------------------------------------------------------------------------
                                             (1,520,450)             (1,258,142)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                     $    176,960            $    395,489
================================================================================
















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                              9 Months Ended      9 Months Ended
                                               Aug 31, 2002        Aug 31, 2001
                                                (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period                  $(23,628,359)      $(22,324,536)
Add - net loss                                     (262,309)          (192,352)
--------------------------------------------------------------------------------

Deficit - end of period                        $(23,890,668)      $(22,437,500)
================================================================================



































  The accompanying notes form an integral part of these financial statements.


A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                    3 Mths Ended    3 Mths Ended    9 Mths Ended    9 Mths ended
                                    Aug 31, 2002    Aug 31, 2001    Aug 31, 2002    Aug 31, 2001
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

SALES                               $     41,009    $    184,038    $    132,897    $    327,200
COST OF GOODS SOLD                        80,321         135,069         167,030         272,287
------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                      (39,312)         48,969         (34,133)         54,913
OPERATING EXPENSESSelling general
 & administrative                         79,530         108,179         158,888         222,209
------------------------------------------------------------------------------------------------

Operating income/(loss)                 (118,841)        (59,210)       (193,021)       (167,297)

OTHER EXPENSES
Amortization                               1,940             747           3,880           1,493
Note interest                             12,567          11,813          25,135          23,468
Exchange Loss                                (12)          7,619           8,356              94
Other expenses                                 0               0          31,917               0
------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                      14,496          20,178          69,288          25,055
------------------------------------------------------------------------------------------------
 NET INCOME (LOSS)                  $   (133,337)   $    (79,388)   $   (262,309)   $   (192,352)
================================================================================================

NET LOSS PER COMMON SHARE           $      0.005    $      0.002    $      0.010    $      0.008
------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     26,108,544      23,458,544      26,108,544      23,458,544
------------------------------------------------------------------------------------------------



















   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   9 Mths Ended    9 Mths Ended
                                                   Aug 31, 2002    Aug 31, 2001
                                                    (Unaudited)     (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                             $   (262,309)   $   (192,352)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                           3,880           4,387
--------------------------------------------------------------------------------
                                                       (258,429)       (187,965)

Accounts receivable                                      26,534          26,141
Inventories - current & long-term                        20,000          20,000
Prepaid expenses                                              0           8,999
Advances                                                (12,000)         67,000
Accounts payable and accrued
 liabilities                                             14,667         (58,555)
--------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                  (209,226)       (124,379)

INVESTMENT ACTIVITIES
Disposition/(investment)in affiliate                    170,000        (970,000)
Acquisition of capital assets                                 0               0
--------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  170,000        (970,000)

FINANCING ACTIVITIES
Common shares issued                                          0         990,000
Loan payable                                                  0               0
Notes payable                                            41,112          26,609
--------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                    41,112       1,016,609
--------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                              1,886         (77,769)
CASH, beginning of period                                15,597         101,689
--------------------------------------------------------------------------------
CASH, end of period                                $     17,483    $     23,920
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
--------------------------------------------------------------------------------
Income taxes paid in period                        $          0    $          0
--------------------------------------------------------------------------------




   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
Aug 31, 2002

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended Aug 31, 2002, and Aug 31, 2001 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2001 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at Aug 31, 2002, and November 30, 2001, and the results of their loss and cash flow for the periods ended Aug 31, 2002, and Aug 31, 2001, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2001. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

The purpose of these policies is to ensure that the Company's inventory balances, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost or market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three years (or for such shorter period that a particular product Aug have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. These three-year periods are deemed to be an appropriate period for evaluating the historical sales of the

Company's products, since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs. In no event are amounts carried as a current asset if it is not probable that they will be sold within one year, nor do amounts carried as long-term inventory exceed their fair value as determined by the inventory valuation policies of the Company as described above.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at Aug 31, 2002 and November 30, 2001 and the results of operations, changes in financial position and related note disclosures for the period ended Aug 31, 2002 and 2001 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. DIVESTITURE OF THE BUCK A DAY COMPANY INC (BUCK).

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate net price of $170,000. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



4. INVENTORIES

Inventories consist of the following:

                                   Aug 31, 2002                                  November 30, 2001
                  ---------------------------------------------   -----------------------------------------------
                                  Provision for                                    Provision for
                                   Obsolete and                                     Obsolete and
                      Gross        Slow-Moving         Net            Gross         Slow-Moving          Net
                     Amount        Inventories       Amount          Amount         Inventories        Amount
                  -------------   -------------   -------------   -------------    -------------    -------------
Finished Goods    $      52,107   $        --     $      52,107   $      67,107    $        --      $      67,107
Work-in-Process               0            --                 0          48,827          (48,827)            --
Raw Materials            38,155            --            38,155          43,155             --             43,155
                  -----------------------------------------------------------------------------------------------
                  $      90,262   $        --     $      90,262   $     159,089    $     (48,827)   $     110,262
                  =============   =============   =============   =============    =============    =============



5. CAPITAL ASSETS

                                                    ACCUMULATED      NET BOOK       NET BOOK
                                    ---------------------------------------------------------
                                         COST      AMORTIZATION       VALUE          VALUE
                                    ---------------------------------------------------------
Equipment, Furniture and Fixtures   $    448,821   $    413,897   $     34,924   $     38,804
                                    ============   ============   ============   ============


6. LOANS PAYABLE - $159,367

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2001.

                               2002                         2001
                   ---------------------------   ---------------------------
                   U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars

Principal          $    315,000   $    502,691   $    315,000   $    495,432
Accrued Interest        195,150        308,634        174,708        274,780
----------------------------------------------------------------------------

                   $    510,150   $    811,325   $    489,708   $    770,212
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

(b) Capital stock.

                                                 COMMON SHARES
                              --------------------------------------------------
                                         2002                       2001
                              ------------------------  ------------------------
                                Number of                 Number of
                                 Shares       Amount       Shares       Amount
                              -----------  -----------  -----------  -----------

Balance - Beginning of Year    26,108,544  $10,495,217   23,308,544  $ 9,517,875
Shares issued post
     stock dividend                     0            0    2,800,000      977,342

--------------------------------------------------------------------------------

Balance - End of Year          26,108,544  $10,495,217   26,108,544  $10,495,217
--------------------------------------------------------------------------------


                                              Class "C" Common Shares
                                            2002                    2001
                                   ---------------------------------------------
                                   Number of               Number of
                                     Shares      Amount      Shares      Amount
                                   ---------   ---------   ---------   ---------
Balance - Beginning of Year          400,000   $ 100,001     400,000   $ 100,001
Add - Shares Issued During Year            0           0           0           0
                                   ---------   ---------   ---------   ---------

Balance - End of Year                400,000   $ 100,001     400,000   $ 100,001
                                   =========   =========   =========   =========



(c) The Company has issued various stock options for common stock of the Company's capital stock. The stock options provide for the granting of options to key employees, including officers, directors and independent contractors of the Company. No option Aug be granted with a term exceeding ten years. In addition, the Company has granted warrants from time to time to managers of the Company. The options and warrants are allocated as follows:

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

The options and granted and outstanding as at Aug 31, 2002 are as follows:

    Common shares
    under options
     or subject
     to warrants                Exercise price              Expiry date
    -------------               --------------              -----------

        1,000,000               $CDN      1.00                  2005
           16,000               $US     15.625                  2002
    -------------
        1,016,000

During the 2001 year, the Company issued 1,000,000 common share stock options, pursuant to an option plan approved by the shareholders in July 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten [10] percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option Aug be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, in connection with acquisition of the balance of the Buck common shares. These stock options have not been registered.

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows: (a) Balance sheet:

                              Aug 31, 2002               November 30, 2001
                       --------------------------   ---------------------------
                         Canadian         U.S.         Canadian         U.S.
                           GAAP           GAAP           GAAP           GAAP
-------------------------------------------------------------------------------
                       $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
-------------------------------------------------------------------------------

Accumulated Deficit    (23,890,668)   (25,938,426)   (23,628,360)   (25,676,118)
-------------------------------------------------------------------------------

(b) Statement of Loss:

                                                     Aug 31, 2002   Aug 31, 2001
                                                     ------------   ------------

Net loss under Canadian
 & U.S. GAAP                                         $    262,309   $    192,352
Net loss per common
 share under
U.S. & Canadian GAAP                                 $      0.010   $      0.008
Weighted average number
of shares U.S. & Cdn GAAP                              26,108,544     23,458,544


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

14. RECLASSIFICATION

Certain figures with respect to the nine-month period ended Aug 31, 2001 have been reclassified to conform with the presentation adopted for the nine-month period ended Aug 31, 2002.

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

In addition to historical information, the discussions in this section Aug contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth in our Form 10K for the year ended November 30, 2001, under Item 1. Business - "Factors that Aug affect the business" and incorporated by reference in this Quarterly Report.

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

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. In the nine months ended Aug 31, 2002, the Company recorded sales to its main retail customer of $87,179, which represented 66% of its total sales revenues in that period. Sales in the first nine months of fiscal 2001 were $327,200, which were principally from three customers. In the current fiscal year two of these customers have not purchased from the Company, which resulted in a reduction of sales revenues of approximately $153,000.

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


Net Loss

Artagraph Division

The net loss in the first half of fiscal 2002 was $262,309 as compared to $192,352 loss for fiscal 2001. Lower selling, general and administration expenses in the current fiscal period were offset by the bad debt charge of approximately $32,000 that resulted from the Company's retail customer's Chapter 11 proceedings.


Liquidity and Capital Resources

Artagraph division

Unless the Company is able to significantly increase sales from the level experienced year to date in 2002, or continue to raise additional capital, it Aug not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have guaranteed sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

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

Dated: Oct 15, 2002

/s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President