Form 10-K
period 2002-11-30
A R T INTERNATIONAL INC
filed 2003-03-10
CIK 810269

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      -------------------------------------
                                    FORM 10-K
                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 2002

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

         YES [X] NO [ ]


The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $US1,451,673 as of November 30, 2002 based upon the closing price of $US0.01 on the Nasdaq OTCBB reported on such date. Shares of common stock held by each executive officers and directors have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes. As of November 30, 2002, the number of shares of Common Stock outstanding was 25,516,780.

                            A.R.T. INTERNATIONAL INC.
                                    FORM 10-K
                                NOVEMBER 30, 2002

                                Table of Contents


                                     PART I
                                                                            PAGE
                                                                            ----

Item 1.  Business                                                             3

Item 2.  Property                                                             7

Item 3.  Legal Proceedings                                                    8

Item 4.  Submissions of Matters to a Vote of Security Holders                 8

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related
         Stockholders Matters                                                 9

Item 6.  Selected Financial Data                                             10

Item 7.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               11

Item 7a  Quantitative and Qualitative Disclosures about Market Risk          21

Item 8.  Financial Statements and supplementary Data                         22

Item 9.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure                                            37

                                    PART III

Item 10. Directors and Executive Officers of the Registrant                  38

Item 11. Executive Compensation                                              39

Item 12. Security Ownership of Certain Beneficial Owners and Management      40

Item 13. Certain Relationships and Related Parties                           41

                                     PART IV

Item 14. Exhibits, Financial Statements Schedules and Reports on Form 8-K    42

         Signature Page                                                      43

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

OVERVIEW
During the year ended November 30, 2001 A.R.T. operated in one business.

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

Artagraph - Liquidity Issues
The Company continued to face sever liquidity problems during 2002, which was due to ongoing losses and falling revenues. On January 10, 2002, a major-retail customer of Artagraph, which represented approximately 40% of its 2001 annual revenues, went into Chapter 11. The ongoing viability of the remaining business of the Company is in serious doubt. The Company had purchased export insurance for its US customers including the aforementioned major-retail customer, which lowered the loss on its trade-receivable bad debt provision for that customer from approximately $100,000 to $30,000.

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

                                               Year Ended November 30
                                   ---------------------------------------------
                                      2002        2001        2000        1999
                                   ---------   ---------   ---------   ---------
                                               (In Canadian Dollars)

     Canada .................         17,554     102,934     113,360      39,267
     United States ..........        174,266     389,198     626,908     971,569
     Overseas ...............              0      28,396      66,876      32,714
                                   ---------------------------------------------
                                     191,820     520,528     807,144   1,043,550
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

As of  November  30,  2002,  the  Company  had a library  of  approximately  110 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

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

A major-retail customer is "The Museum Company", a 40-plus-store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products.

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

Patents and Trademarks

The process for manufacturing Artagraph(R) Editions has been patented in Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990, which patent expires in 2008. Currently the Company has not paid maintenance fees on its US patents and may not be able to maintain its patents in the foreseeable future because of its cash flow difficulties.


Employees
The Company has approximately 5 employees and consultants, including management, administrative and production employees at Artagraph.

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



                                  Common
                                  Shares

             Fiscal Year     High        Low
             -----------     ----        ---
             2001
             ----
             1st Quarter     1.15625     0.46875
             2nd Quarter     0.53125     0.18000
             3rd Quarter     0.19000     0.01100
             4th Quarter     0.13000     0.00500
             2002
             ----
             1st Quarter     N/a         N/a
             2nd Quarter     N/a         N/a
             3rd Quarter     N/a         N/a
             4th Quarter     N/a         N/a




To be legally entitled to pay dividends, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $1,757,421 as of November 30, 2002 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

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



                          (Stated in Canadian Dollars)
---------------------------------------------------------------------------------------------------------
                                                                      Year ended November 30
                                     --------------------------------------------------------------------

                                         2001           2001          2000            1999           1998
                                         ----           ----          ----            ----           ----
Summary of operations:
Sales                                   191,820        520,528        807,144      1,043,550      1,197,639
Cost of goods sold                      332,198        518,946        688,768        685,908        748,683
Gross profit / (loss)                  (140,378)         1,582        118,376        357,642        448,956
Depreciation and amortization            10,724          9,701          4,888         13,725        295,311
Selling, general and
administrative expenses                 321,3/9        435,821        612,142        400,103        623,739
Write-down of Patent Cost                     0              0              0              0      2,106,630
Interest and finance expense             31,500         47,699         47,980         46,226        185,006
Operating loss                         (499,279)      (491,639)      (546,634)      (102,412)    (2,761,730)
Interest income                            --             --             --             --             --
Income taxes                               --             --             --             --             --
Loss before equity in loss of
affiliated company                     (499,279)      (491,639)      (546,634)      (102,412)    (2,761,730)
Equity in loss of affiliated               --         (812,184)      (400,798)          --             --
company
Net loss                               (499,279)    (1,303,823)      (947,432)      (102,412)    (2,761,730)
Net loss per Common Share (1)             (0.02)         (0.05)         (0.06)         (0.09)         (2.59)
Weighted average number of Common
shares outstanding                   25,516,780     25,516,780     16,096,346      1,146,551      1,066,551
Summary of balance sheet data:
Current assets                          129,290        186,684        368,564        277,306        453,610
Total assets                            157,371        395,489        517,437        376,585        548,050
Current liabilities                   1,914,792      1,653,631      1,449,098      1,192,290      1,326,343
Long-term liabilities                      --             --             --             --             --
Total liabilities                     1,914,792      1,653,631      1,449,098      1,192,290      1,326,343
Contributed surplus                  11,775,000     11,775,000     11,775,000     11,775,000     11,775,000
Accumulated deficit                 (24,127,639)   (23,628,360)   (22,324,537)   (21,377,103)   (21,274,691)
Shareholders' (deficit) equity       (1,757,421)    (1,258,142)      (931,661)      (815,705)      (778,293)

(1)As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.


      ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS.

a) General

The following should be read in conjunction with our audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Annual Report. In the following discussions "we" "us" and "our" refer to A.R.T.
International Inc, unless the context otherwise dictates.

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

b) Artagraph -- Year ended November 30, 2002,  compared with year ended November
30, 2001 Sales

                                  2001       %      2000       %     1999        %
In Canadian Dollars
-----------------------------------------------------------------------------------
Total Sales                     $191,820   100%   $520,528   100%   $807,144   100%
                                --------   ----   --------   ----   --------   ----
Sales to one Retail Customer    $129,494    65%   $203,460    39%   $442,809    55%
Sales to next ranked Customer   $ 10,441     5%   $ 64,910    13%   $ 26,790     3%

The Company became totally dependant on one retail customer for 65% of its sales. Sales with all customers fell dramatically due to the lack of cash flow to support new initiatives in marketing and selling.

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

Gross Loss

The fall in revenues resulted in the Company reporting a gross loss in fiscal 2002. In addition, sales revenues were less than the fixed overhead costs such as occupancy and plant salaries.

Net Loss

The operating loss remained at the same level as the previous fiscal at approximately $0.5 million.
The Company had disposed of its investment, at stated book value, in the Buck A Day Company in February 2002, and therefore did not continue to record ongoing losses from its former subsidiary.

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

Effective February 18, 2002, the Company sold its remaining interest in Buck common share to Savaran Financial Inc. for $171,428. At that date, Buck's filing of its registration statement with U.S. Securities and Exchange Commission to become a public company in the United States was still not completed. In addition, Buck was raising further pre-IPO capital, which transaction would have diluted the current share prices and place selling-restrictions on the current shareholders of Buck. At the time of the sale of remaining Buck investment, the Company believed that there was a limited market for Buck common shares, and that the longer-term investment strategy involved significant downside risk. Further, the Company's Artagraph business was facing sever liquidity problems and the sale of the Buck investment would give access to immediate working capital.

During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.

During 1999 certain of the Company's 10% note holders demanded full repayment of principal and interest, and commenced legal proceedings to enforce their demands including an attempt to appoint a receiver. The Company successfully negotiated with the majority of the note holders, being 2/3rds, to extend the repayment terms an additional year. The Company and the note holders did not negotiate any further extensions during fiscal 2001 and fiscal 2002, however, no demands have been made by the note holders for payment.

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

The total amount due to the note holders of $815,691 including accrued 10% interest and principal, has been reflected as a current liability. These 10 % notes and accrued interest are secured by a general security agreement over the assets of the Company.

The loans payable by the Company increased from $171,367 to $354,176, which capital was utilized by the Company to cover cash flow shortages from its ongoing losses. Subsequent to the yearend, these loans have increased to approximately $400,000. The loans are repayable on demand and carry no interest; they are convertible into securities of the Company at their market value on the date of conversion. Based on the market value of the common shares at approximately $0.01, the conversion of all the loans to securities in the Company would result in significant dilution, as their said conversion would cause the issuance of approximately 40,000,000 common shares.

The Company has negative working capital at November 30, 2002, of $1,785,502 compared with negative working capital at November 30, 2001, of $1,466,946.

In the upcoming special and annual general meeting of shareholders in April 2003 the following matters are being voted upon:

         Change of Name of the Corporation to ART International Corporation

         In view of the  proposed  consolidation  of  shares,  as  noted  below,
         Management felt it was appropriate to change the name of the Corporation to ART International Corporation as is customary under Ontario law.

         Consolidation of Shares

         It is proposed to consolidate the issued outstanding Common Shares on the basis of one (1) new Common Share for each 100 old Common Shares so that the 25,516,780 issued and outstanding Common Shares will be consolidated into 255,168 Common Shares (New Common). No fractional of shares of the Corporation will be issued in connection with the consolidation and in the event that a Shareholder would otherwise be entitled to receive a fraction of share upon such consolidation, the number of shares to be received by such shareholder shall be rounded up to the nearest whole number of shares. The consolidation of the shares is designed to enhance the Corporation's ability to raise capital by way of share issuance and to facilitate any potential acquisition by way of share issuance.


         Conversion of Class C Common Shares into Common Shares

         It is proposed to authorize the conversion of Class C Common Shares into Common Shares on the basis of 100 new Common Shares for each former Class C Common Share at the option of the holder. In the event that all outstanding 400,000 Class C Common Shares are converted into new Common Shares, there will be 40,255,168 issued and outstanding
         Common Shares.

         Special Resolutions

         The Board of Directors is proposing the resolutions to the shareholders at the  Meeting.  The  following  presents a brief  description  of the resolutions.  As  Management  has  received  approval  from  more  that two-thirds of the votes to be cast at the meeting,  management will not
         be   soliciting   proxies  with  respect  to  election  of   Directors,
         appointment of Auditors and the setting of their  remuneration,  or the
         Special  Resolutions  authorizing  an  amendment  to the  Corporation's
         Articles of Incorporation to the name change and share restructuring.

         Shareholders will be asked to approve Special Resolutions authorizing an amendment to the Corporation's Articles of Incorporation to effect a name change and share consolidation. Passage of the Special Resolutions requires the approval of each respective resolution by at least two-third (2/3) of the votes cast at the Meeting. The authorizing resolutions respectively permit the Directors to revoke each resolution in whole or in part without further approval by the Shareholders at any time prior to effecting the action so authorized, if in their discretion it is desirable to do so. A copy of each of the Special
         Resolutions is annexed hereto as Schedules "A" and "B".

d) Dividends - Year ended November 30, 2002

None.

e) Artagraph -- Year ended November 30, 2001,  compared with year ended November
30, 2000

Sales

                                        2001       %        2000       %        1999       %
     In Canadian Dollars
---------------------------------------------------------------------------------------------
Total Sales                         $  520,528   100%   $  807,144   100%   $1,043,550   100%

Sales to two Publishing Customers   $     --     --%    $   41,916     5%   $  358,786    34%

Sales to one Retail Customer        $  203,460    39%   $  442,809    55%   $  412,638    40%
Sales to next ranked Customer       $   64,910    13%   $   26,790     3%   $   47,650     5%

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

f) Liquidity and Capital Resources -- Year ended November 30, 2001, compared with year ended November 30, 2000

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash ..................................................    $500,000
Add - 2,000,000 Common Shares Issued
Fully Paid and Non-assessable .........................     470,000
                                                           --------

                          Total Consideration..........    $970,000
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

Total Consideration...................................     $    970,000
Less - Shares Purchased ..............................           75,000
                                                               --------
 Allocated to Goodwill ...............................         $895,000
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

As a consequence of the above transactions, plus further common shares issues by Buck through October 31, 2001, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, was as follows:

The LaBuick Group,
1483516 & other           18,000,000                          20%
ART                        2,000,000                          10%
-----------------------------------------------------------------
TOTAL                     20,000,000                         100%
-----------------------------------------------------------------

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

P
The Company has negative working capital at November 30, 2001, of $1,466,946 compared with negative working capital at November 30, 2000, of $1,080,535.

g) Dividends - Year ended November 30, 2001

None.

h) Liquidity and Capital Resources

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

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash............................................................$    500,000
Add - 2,000,000 Common Shares Issued
            Fully Paid and Non-assessable .......................    470,000
                                                                    --------

                                     Total Consideration ........   $970,000
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

i) Dividends - Year Ending November 2000.

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

During fiscal 2002, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.50: $US1.0 to a high of $CAD1.65: $US1.0.

Approximately $176,000 (92%) of the Company's sales revenues are transacted in US dollars. In addition the Company has principal and interest owing of US$521,208 on its 10% Notes.

The exchange gains and losses that the Company may be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a weakening of the Canadian dollar relative the United Sates dollar would likely have permanent negative impact.

                          ITEM 8. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------



                                AUDITORS' REPORT

To the Shareholders of
A.R.T. International Inc.

We have audited the balance sheet of A.R.T. International Inc. as at November 30, 2002 and 2001 and the statements of loss, deficit and cash flows for the years ended November 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and 2001 and the results of its operations and its cash flows for the years ended November 30, 2002, 2001 and 2000 in accordance with Canadian generally accepted accounting principles.

                                               Armstrong, Szewczyk & Tobias, LLP

Toronto, Canada                                       CHARTERED ACCOUNTANTS

February 20, 2003


                              COMMENTS BY AUDITORS
              FOR U.S. READERS ON CANADA - U.S. REPORTING CONFLICT

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by significant uncertainties such as that referred to in the attached balance sheet as at November 30, 2002 and 2001 and as described in
Note 13 to the financial statements. Our report to the shareholders dated February 20, 2003 is expressed in accordance with Canadian reporting standards which do not permit a reference to such an uncertainty in the auditors report when the uncertainty is adequately disclosed in the financial statements.

                                               Armstrong, Szewczyk & Tobias, LLP

Toronto, Canada                                       CHARTERED ACCOUNTANTS

February 20, 2003

                                  BALANCE SHEET

                           NOVEMBER 30, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)



                                                            2002         2001
                                                         ----------   ----------
ASSETS
    CURRENT
        Cash                                             $   35,160   $   15,597
        Accounts Receivable                                  17,822       52,920
        Inventories [Notes 2(a) and 3]                       68,403      110,262
        Prepaid Expenses and Deposits                         7,905        7,905
                                                         ----------   ----------
                                                            129,290      186,684
                                                         ----------   ----------



    INVESTMENT IN AFFILATED COMPANY                            --        170,000
                                                         ----------   ----------



    CAPITAL [Note 4]                                         28,080       38,804
                                                         ----------   ----------



    OTHER
        Patents                                           3,931,051    3,931,051
        Art Reproduction Rights                             441,875      441,875
                                                         ----------   ----------
                                                          4,372,926    4,372,926
        Less - Accumulated Amortization [Note 2(c)]       4,372,925    4,372,925
                                                         ----------   ----------
                                                                  1            1
                                                         ----------   ----------


                              TOTAL ASSETS               $  157,371   $  395,489
                                                         ==========   ==========

                                  BALANCE SHEET

                           NOVEMBER 30, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)





                                                        2002            2001
                                                   ------------    ------------
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities   $    744,925    $    712,052
        Loans Payable [Note 5]                          354,176         171,367
        Notes Payable [Note 6]                          815,691         770,212
                                                   ------------    ------------

                     TOTAL LIABILITIES                1,914,792       1,653,631
                                                   ------------    ------------






SHAREHOLDERS' DEFICIENCY
    SHARE CAPITAL [Note 7]
        COMMON SHARES
           26,108,544                                10,495,217      10,495,217
        CLASS "C" COMMON SHARES
              400,000                                   100,001         100,001
                                                   ------------    ------------

                                                     10,595,218      10,595,218

    CONTRIBUTED SURPLUS                              11,775,000      11,775,000

    DEFICIT                                         (24,127,639)    (23,628,360)
                                                   ------------    ------------
                                                     (1,757,421)     (1,258,142)
                                                   ------------    ------------

                     TOTAL LIABILITIES
               LESS SHAREHOLDERS' DEFICIENCY       $    157,371    $    395,489
                                                   ============    ============



The accompanying notes form an integral part of these financial statements.




APPROVED BY THE BOARD:  Director _______________ Director _______________

To be read in conjunction with the Auditors' Report attached hereto dated February 20, 2003.

                              STATEMENT OF DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)





                                             2002          2001          2000
                                         -----------   -----------   -----------


BALANCE - Beginning of Year              $23,628,360   $22,324,537   $21,377,103

ADD - Net Loss                               499,279     1,303,823       947,432
                                         -----------   -----------   -----------

                                          24,127,639    23,628,360    22,324,535

ADD - Dividends                                 --            --               2
                                         -----------   -----------   -----------

BALANCE - End of Year                    $24,127,639   $23,628,360   $22,324,537
                                         ===========   ===========   ===========































The accompanying notes form an integral part of these financial statements.


                                STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)




                                                           2002            2001            2000
                                                       ------------    ------------    ------------

SALES                                                  $    191,820    $    520,528    $    807,144
                                                       ------------    ------------    ------------


COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                     327,566         518,946         681,530

        Amortization of Capital Assets                        4,632           5,790           7,238
                                                       ------------    ------------    ------------
                                                            332,198         524,736         688,768
                                                       ------------    ------------    ------------

                               GROSS PROFIT (LOSS)         (140,378)         (4,208)        118,376
                                                       ------------    ------------    ------------


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                           312,734         422,466         614,488

        Foreign Exchange Loss (Gain)                          8,575          13,355          (2,346)
        Amortization of Capital Assets                        6,092           3,911           4,888
        Loan Interest                                        31,500          47,699          47,980
                                                       ------------    ------------    ------------
                                                            358,901         487,431         665,010
                                                       ------------    ------------    ------------
                              LOSS FROM OPERATIONS
                             BEFORE UNDERNOTED ITEM        (499,279)       (491,639)       (546,634)


EQUITY IN LOSS OF AFFILIATED COMPANY                           --          (812,184)       (400,798)
                                                       ------------    ------------    ------------

                                LOSS BEFORE TAXES          (499,279)     (1,303,823)       (947,432)

PROVISION FOR INCOME TAXES [Note 12]                           --              --              --
                                                       ------------    ------------    ------------

                                    NET LOSS           $   (499,279)   $ (1,303,823)   $   (947,432)
                                                       ============    ============    ============

NET LOSS PER COMMON SHARE [Note 11(b)]                 $      (0.02)   $      (0.05)   $      (0.06)
                                                       ============    ============    ============

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 11(d)]                           26,083,544      26,083,544      16,096,346
                                                       ============    ============    ============


The accompanying notes form an integral part of these financial statements.


                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)




                                                                2002           2001           2000
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $  (499,279)   $(1,303,823)   $  (947,432)
    Adjustments for:
        Amortization of Capital Assets                           10,724          9,701         12,126
        Accrued Interest and Penalties on
           Notes Payable                                         45,479         66,405         76,172
                                                            -----------    -----------    -----------
                                                               (443,076)    (1,227,717)      (859,134)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                      35,098         43,363         25,263
        Inventories - Current and Long-Term                      41,859         74,590         (9,211)
        Prepaid Expenses and Deposits                              --            9,000         (9,000)
        Accounts Payable and Accrued Liabilities                 32,873         26,761        120,636
                                                            -----------    -----------    -----------
                                                               (333,246)    (1,074,003)      (731,446)
                                                            -----------    -----------    -----------



CASH FLOWS FROM FINANCING ACTIVITIES
        Loans Payable                                           182,809        111,367         60,000
        Notes Payable                                              --             --             --
        Issuance of Share Capital for Cash {Net}                   --          977,342        831,478
        Dividends                                                  --             --               (2)
                                                            -----------    -----------    -----------
                                                                182,809      1,088,709        891,476
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in Affiliated Company                        170,000       (100,798)       (69,202)
                                                            -----------    -----------    -----------

                          NET INCREASE (DECREASE) IN CASH        19,563        (86,092)        90,828

CASH - Beginning of Year                                         15,597        101,689         10,861
                                                            -----------    -----------    -----------

CASH - End of Year                                          $    35,160    $    15,597    $   101,689
                                                            ===========    ===========    ===========



The accompanying notes form an integral part of these financial statements.

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)

                        NOTES TO THE FINANCIAL STATEMENTS


1.   INCORPORATION AND OPERATIONS

     The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)  INVENTORIES

          (i) Inventories are valued at the lower of cost and market value. Cost is determined on a first-in, first-out basis.

          (ii) The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, both in light of past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of these policies is to ensure that the Company's inventory balance, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost and market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three year's (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tend to be marketed over multi-year periods through intermittent and recurring sales programs.

     (B)  CAPITAL ASSETS

          Capital assets are recorded at cost and are amortized at rates sufficient to substantially amortize the cost of the assets over their estimated useful lives on the following basis:

          Equipment, Furniture and Fixtures................20% Declining Balance

     (C)  OTHER ASSETS

          Patents are recorded at cost and are fully amortized.

          In the past, at each balance sheet date, the Company reviews the remaining benefit associated with the Artagraph patents to ensure that the Company will generate sufficient undiscounted cash flows to recover their carrying costs. In accordance with this policy, all patents at November 30, 1998 were written down to $1.

     (C)  OTHER ASSETS [Continued]

          Art reproduction rights are recorded at cost and are fully amortized.

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

     (F)  MANAGEMENT REPRESENTATIONS

          In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 2002 and 2001 and the results of operations, cash flows and related note disclosures for the fiscal years ended November 30, 2002, 2001 and 2000 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


3.   INVENTORIES

     Inventories consist of the following:

                                          2002                                        2001
                       -----------------------------------------   --------------------------
                                      Provision for                               Provision for
                                      Obsolete and                                Obsolete and
                          Gross       Slow-Moving        Net           Gross      Slow-Moving        Net
                          Amount      Inventories       Amount        Amount      Inventories       Amount
                       -----------    -----------    -----------   -----------    -----------    -----------

     Finished Goods    $    60,840    $   (19,460)   $    41,380   $    67,107    $      --      $    67,107
     Work-in-Process          --             --             --          48,827        (48,827)          --
     Raw Materials          44,910        (17,887)        27,023        43,155           --           43,155
                       -----------    -----------    -----------   -----------    -----------    -----------

                       $   105,750    $   (37,347)   $    68,403   $   159,089    $   (48,827)   $   110,262
                       ===========    ===========    ===========   ===========    ===========    ===========


4.   CAPITAL ASSETS 2002 2001


                                                     ACCUMULATED NET BOOK               NET BOOK
                                             COST       AMORTIZATION       VALUE          VALUE
                                         ---------------------------------------------------------

     Equipment, Furniture and Fixtures   $    358,821   $    330,741   $     28,080   $     38,804
                                         ============   ============   ============   ============


5.   LOANS PAYABLE - $354,176

     These loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


6.   NOTES PAYABLE

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

                                   2002                         2001
                       ---------------------------   ---------------------------

                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
                       ---------------------------   ---------------------------

     Principal         $    315,000   $    492,975   $    315,000   $    495,432
     Accrued Interest       206,208        322,716        174,708        274,780
                       ------------   ------------   ------------   ------------

                       $    521,208   $    815,691   $    489,708   $    770,212
                       ============   ============   ============   ============


7.   SHARE CAPITAL

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


               The directors have authorized an unlimited number of class "A" preference shares, series 2, each of which is convertible into
               0.24 common shares.


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

            (iv)   Common shares

     (B)  COMMON SHARES


                                                  2002                        2001
                                        -------------------------   -------------------------

                                         Number of                   Number of
                                           Shares        Amount       Shares        Amount
                                        -----------   -----------   -----------   -----------
          Balance - Beginning of Year    26,108,544   $10,495,217    23,308,544   $ 9,517,875

          Add - Shares Issued Post
                    Stock Dividend             --            --       2,800,000       977,342
                                        -----------   -----------   -----------   -----------

          Balance - End of Year          26,108,544   $10,495,217    26,108,544   $10,495,217
                                        ===========   ===========   ===========   ===========

          During the 2001 fiscal year, the Company issued 800,000 common shares (on a post-stock dividend basis) for a total cash consideration of $507,342. In addition, 2,000,000 shares were issued in conjunction with the acquisition of The Buck-A-Day Company Inc. at a value of $470,000.

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



          The options and warrants are allocated as follows:

                                                              NUMBER OF SHARES
                                                           ---------------------
                                                             2002        2001
                                                           ---------   ---------

          Balance - Beginning of Year                      1,016,000      16,000
          Add  - Options and Warrants Issued                    --     1,000,000
                                                           ---------   ---------
                                                           1,016,000   1,016,000
          Less  - Options and Warrants Expired             1,016,000        --
                                                           ---------   ---------

          Balance - End of Year                                 --     1,016,000
                                                           =========   =========


          Duringthe year, the Company issued $ Nil [2001 - 1,000,000] common stock options, pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, with an expiry date of December 4, 2001, which may be extended at the discretion of the Company provided that such extension complies with the stock option plan.


8.   DIVIDENDS

     (A)  COMMON SHARES

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

     (B)  CLASS "C" COMMON SHARES

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


9.   SEGMENTED INFORMATION

     The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

     Operations and identifiable assets by geographic segments are as follows:

                                                    2002       2001       2000
                                                  --------   --------   --------

     DOMESTIC SALES - Canada                      $ 17,554   $102,934   $113,360

     INTERNATIONAL EXPORT SALES:
        U.S.A                                      174,266    389,198    626,907
        European Economic Community                   --        7,930     19,160
        Other                                         --       20,466     47,717
                                                  --------   --------   --------

                                                  $191,820   $520,528   $807,144
                                                  ========   ========   ========

     All significant identifiable assets and amortization relate to assets situated in Canada.


10.  LEASE COMMITMENT

     Under a long-term lease expiring March 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

            FISCAL YEAR ENDING                                      AMOUNT
            ------------------                                    ---------
                  2003............................................$  66,595
                  2004............................................   71,950
                  2005............................................   75,354
                  2006............................................   25,280




     The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."). These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P.").

     The effect of such differences on the Company's balance sheet and statement of loss is as follows:


                                      2002                            2001                            2000
                          ----------------------------    ----------------------------    ----------------------------

                            CANADIAN          U.S.          CANADIAN          U.S.          CANADIAN          U.S.

                            G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.
                          ------------    ------------    ------------    ------------    ------------    ------------
     (A)  BALANCE SHEET:

          Share Capital
              Issued      $ 10,595,218    $ 12,636,761    $ 10,595,218    $ 12,636,761    $  9,617,876    $ 11,659,419
                          ============    ============    ============    ============    ============    ============

          Accumulated
              Deficit     $(24,127,639)   $(26,175,397)   $(23,628,360)   $(25,676,118)   $(22,324,537)   $(24,372,295)
                          ============    ============    ============    ============    ============    ============


                                                             2002            2001            2000
                                                         ------------    ------------    ------------
     (B)  STATEMENT OF LOSS:


          Net Loss per Common Share under U.S. G.A.A.P   $      (0.02)   $      (0.05)   $      (0.06)
                                                         ============    ============    ============


      (C)  WEIGHTED AVERAGE NUMBER OF SHARES
           - U.S. G.A.A.P. [Note 11(e)]                   26,083,544       26,083,544      16,096,346
                                                         ============    ============    ============


      (D)  WEIGHTED AVERAGE NUMBER OF SHARES
           - CANADIAN G.A.A.P.                             26,083,544      26,083,544      16,096,346
                                                         ============    ============    ============


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

     The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $4,440,415 [2001 - $5,068,860] available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

     These losses expire as follows:

     YEAR                                   CANADIAN        U.S.       TOTAL
     ----                                   --------        ----       -----

     2003......................            $     --     $1,530,000   $1,530,000
     2004 .....................               924,031         --        924,031
     2005 .....................               395,462         --        395,462
     2006 .....................                88,687         --         88,687
     2007 .....................               531,742         --        531,742
     2008 .....................               481,938         --        481,938
     2009 .....................               488,555         --        488,555
                                           ----------   ----------   ----------

                                           $2,910,415   $1,530,000   $4,440,415
                                           ==========   ==========   ==========

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

14.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                         2002                     2001
                                ----------------------   ----------------------
                                            Percentage               Percentage
                                Percentage  of Accounts  Percentage  of Accounts
                                 of Sales   Receivable   of Sales    Receivable

     SALES THROUGH ONE RETAIL
      COMPANY (U.S.)             65%          29%        40%          67%
                                 ==           ==         ==           ==



15.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the year 2002 [2001: interest - $ Nil; income taxes - $ Nil] [2000: interest - $ Nil; income taxes - $ Nil].

            ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III


          ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

On May 1, 2001, the Company held a Annual and General Special Shareholders Meeting. At that meeting the shareholders voted in favour of the management slate of directors, consisting of Simon Meredith, Roger Kirby, Michel van Herreweghe, Dennis Labuick and Marc Bielby. Dennis Labuick resigned effective August 31 2001.

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

                              (In Canadian Dollars)
----------------------------------------------------------------------------------------------------------------
                                                                   Long-Term
                                                                   Compensation
                          Annual Compensation                      Awards
Name and                  Year   Salary   Bonus    Other Annual    Restricted     Securities   All
--------                  ----   -------  ------   ------------    ------------   ----------   ---
Principal Position               ($)      ($)      Compensation    Stock          Underlying   Other
------------------               ---      ---      -------------   -----          ----------   -----
                                                   ($)             Awards ($)     Options (#)  Compensation ($)
                                                   ---             ----------     -----------  ----------------
Simon Meredith            2002    --       --         60,000(1)        --                 --          --
President                 2001    --       --        120,000(1)        --             200000          --
                          2000    --       --        120,000(1)        --                 --          --
Marc Bielby, Director     2001    --       --                --        --                 --          --
Michel van Herreweghe,    2001    --       --                --        --                 --          --
Chairman                  2000    --       --                --        --             360000          --
Roger Kirby, Director     2001    --       --                --        --                 --          --
                          2000    --       --                --        --              10000          --
Ed La Buick               2001    --       --                --        --             500000          --
                          2000    --       --                --        --                 --          --
Dennis La Buick           2001    --       --                --        --             500000          --
                          2000    --       --                --        --                 --          --


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


Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
-----------------------------------------------------------------------------------------------------------
 Name                  Open                  Options                Options                  Close
                     Options                 Granted                 Expred                 Options
-----------------------------------   ---------------------   ---------------------   ---------------------
                 Qty          $          Qty        $Price       Qty           $         Qty          $
                                                     /sh.
              ---------------------   ---------------------   ---------------------   ---------------------
Simon
Meredith           --          --          --          --          --          --          --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Michel van
Herreweghe         --          --          --          --          --          --          --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Roger
Kirby              --          --          --          --          --          --          --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Roger
Scarr              --          --          --          --          --          --          --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Marc
Bielby             --          --          --          --          --          --          --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Ed
LaBuick (1)     500,000         1.0        --          --       500,000         1.0        --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------
Dennis
La Buick(2)     500,000         1.0        --          --       500,000         1.0        --          --
-----------   ---------   ---------   ---------   ---------   ---------   ---------   ---------   ---------

(1)  500,000 options beneficially owned by a related party
(2)  Includes 250,000 options beneficially owned by a related party





    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     As At November 30, 2002, no one shareholder, including directors, officers and employees own more than 5% of the common shares.

------------------------- ------------
                            # Common
          Name            Shares Owned
------------------------- ------------
Simon Meredith
President                       200000
------------------------- ------------
Michel van Herreweghe
Chairman                        360000
------------------------- ------------
Roger Kirby
Director                         10000
------------------------- ------------
Dennis Labuick (ex.)           1000000
------------------------- ------------
Ed Labuick (ex.)               1000000
------------------------- ------------

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


/s/ Michel van Herreweghe
-------------------------
Michel van Herreweghe           Chairman of the Board          Date 28 Feb. 2003


/s/ Simon P. Meredith
-------------------------
Simon P. Meredith               President                      Date 28 Feb. 2003