Form 10-Q
period 2003-02-28
A R T INTERNATIONAL INC
filed 2003-04-02
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     For the quarter ended February 28, 2003
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

Common Shares outstanding as at February 28, 2003: 25,516,780.

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                         QUARTERLY REPORT ON FORM 10-Q
                             FOR THE QUARTER ENDED
                                February 28, 2003

PART I                                                                  PAGE [S]

Balance sheets:
    As at February 28, 2003, and November 30, 2002                         3-4

Statements of Accumulated Deficit                                          5
    For the three months ended February 28, 2003
    For the three months ended February 28, 2002

Statements of Loss                                                         6
    For the three months ended February 28, 2003
    For the three months ended February 28, 2002

Statements of Cash Flow                                                    7
   For the three months ended February 28, 2003
   For the three months ended February 28, 2002

Notes to Financial Statements                                              8-13
Item 2.
    Management's discussions and analysis of financial
    condition and results of operations.                                   14-16

PART II

SIGNATURES                                                                 16

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                              3 Months Ended     12 Months Ended
                                             February 28,2003      Nov.30, 2002
                                               (Unaudited)          (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                           $   14,690          $   35,160
Accounts receivable                                13,047              17,822
Inventory (Notes 2(a) and 4)                       65,262              68,403
Prepaid expenses and deposits                       7,905               7,905
--------------------------------------------------------------------------------
                                                  100,904             129,290

CAPITAL ASSETS (Note 5)                            26,304              28,080

Patents                                         3,931,051           3,931,051
Less: Accumulated amortization
--------------------------------------------------------------------------------
                                                3,931,050           3,931,050
--------------------------------------------------------------------------------
                                                        1                   1

TOTAL ASSETS                                   $  127,209          $  157,371
================================================================================



















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                             3 Months Ended      12 Months Ended
                                            February 28,2003       Nov.30, 2002
                                               (Unaudited)           (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                          $    752,069         $    744,925
Loans payable (Note 6)                             415,176              354,176
Notes payable (Note 7)                             828,291              815,691
--------------------------------------------------------------------------------
                                                 1,995,536            1,914,792

TOTAL LIABILITIES                                1,995,536            1,914,792

CAPITAL STOCK (Note 8)

Class C Common                                     100,001              100,001
Common shares                                   10,495,217           10,495,217
--------------------------------------------------------------------------------
                                                10,595,218           10,595,218
CONTRIBUTED SURPLUS                             11,775,000           11,775,000
DEFICIT                                        (24,238,545)         (24,127,639)
--------------------------------------------------------------------------------
                                                (1,868,327)          (1,757,421)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                        $    127,209         $    157,371
================================================================================
















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT(IN
CANADIAN DOLLARS)



                                            3 Months Ended      3 Months Ended
                                          February 28, 2003    February 28, 2002
                                             (Unaudited)         (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period               $(24,127,639)        $(23,628,359)
Add - net loss                                  (110,906)            (128,972)
--------------------------------------------------------------------------------

Deficit - end of period                     $(24,238,545)        $(23,759,331)
================================================================================



































  The accompanying notes form an integral part of these financial statements.


A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                                     3 Months Ended       3 Months Ended
                                                   February 28, 2003     February 28,2002
                                                      (Unaudited)          (Unaudited)
---------------------------------------------------------------------------------------

SALES                                                $     21,166          $     91,887
COST OF GOODS SOLD                                         60,284                86,709
---------------------------------------------------------------------------------------

GROSS (LOSS) PROFIT                                       (39,118)                5,178
OPERATING EXPENSESSelling general & administrative         60,449                89,666
---------------------------------------------------------------------------------------

Operating loss                                             99,567                84,488

OTHER EXPENSES
Note interest                                              11,339                12,567
Bad debt expense                                                0                31,917
---------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                       11,339                44,484

NET LOSS                                             $    110,906          $    128,972
=======================================================================================

NET LOSS PER COMMON SHARE                            $      0.005          $      0.005
---------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                                      25,516,780            25,516,780
---------------------------------------------------------------------------------------



















   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                             3 Months Ended     3 Months Ended
                                            February 28, 2003  February 28, 2002
                                               (Unaudited)       (Unaudited)


Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                          $(110,906)        $(128,972)
   Add: Items not requiring an
   outlay of cash
Depreciation                                        1,776             1,940
---------------------------------------------------------------------------
                                                 (109,130)         (127,032)

Accounts receivable                                 4,775            33,726
Inventories - current & long-term                   3,141            10,000
Advances                                                0          (106,428)
Accounts payable and accrued
 liabilities                                        7,144            11,942
---------------------------------------------------------------------------

Cash provided by (used by)
 operating activities                             (94,070)         (177,792)
INVESTMENT ACTIVITIES
Investment in affiliate                                 0           170,000
Acquisition of capital assets                           0                 0
---------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  0           170,000

FINANCING ACTIVITIES
Common shares issued                                    0                 0
Loan payable                                       61,000                 0
Notes payable                                      12,600            28,545
---------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                              73,600            28,545
---------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                      (20,470)           20,753
CASH, beginning of period                          35,160            15,597
---------------------------------------------------------------------------
CASH, end of period                             $  14,690         $  36,350
===========================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                         $       0         $       0
---------------------------------------------------------------------------

Income taxes paid in period                     $       0         $       0
---------------------------------------------------------------------------


The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
February 28, 2003

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.


2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended February 28, 2003, and February 28, 2002 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2002 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at February 28, 2003, and November 30, 2002, and the results of their loss and cash flow for the periods ended February 28, 2003, and February 28, 2002, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2002. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 28, 2003 and November 30, 2002 and the results of operations, changes in financial position and related note disclosures for the period ended February 28, 2003 and 2002 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. INVENTORIES

Inventories consist of the following:

                             February 28, 2003                          November 30, 2002
                  ---------------------------------------   ---------------------------------------

                                Provision for                             Provision for
                                Obsolete and                              Obsolete and
                     Gross      Slow-Moving        Net         Gross      Slow-Moving      Net
                     Amount     Inventories      Amount        Amount     Inventories     Amount
                  -----------   -----------   -----------   -----------   -----------   -----------
Finished Goods    $    61,840   $   (19,460)  $    42,380   $    60,840   $   (19,460)  $    42,380
Work-in-Process             0          --               0          --            --            --
Raw Materials          40,769       (17,887)       22,882        44,910       (17,887)       27,023
                  -----------   -----------   -----------   -----------   -----------   -----------
                  $   102,609   $   (37,347)  $    65,262   $   105,750   $   (37,347)  $    68,403
                  -----------   -----------   -----------   -----------   -----------   -----------


5. CAPITAL ASSETS

                                                    ACCUMULATED     NET BOOK       NET BOOK
                                        COST       AMORTIZATION       VALUE         VALUE
                                    ------------   ------------   ------------   ------------
Equipment, Furniture and Fixtures   $    358,821   $    332,517   $     26,304   $     28,080
                                    ============   ============   ============   ============


6. LOANS PAYABLE - $415,176

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2002.

                               2003                         2002
                   ---------------------------   ---------------------------
                   U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars

Principal               315,000   $    494,550   $    315,000   $    492,975
Accrued Interest        214,083        333,741        206,208        322,716
----------------------------------------------------------------------------

                   $    529,083   $    828,291   $    521,208   $    815,691
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

(b) Capital stock.

                                                 COMMON SHARES
                              -----------------------------------------------------
                                        2003                        2002
                              -----------------------------------------------------
                               Number of                   Number of
                                Shares        Amount        Shares        Amount
                              -----------   -----------   -----------   -----------
Balance - Beginning of Year    25,516,780   $10,495,217    25,516,780   $10,495,217
Shares issued                           0             0             0             0
-----------------------------------------------------------------------------------

Balance - End of Year          25,516,780   $10,495,217    25,516,780   $10,495,217
-----------------------------------------------------------------------------------


                                             Class "C" Common Shares
                                          2003                     2002
                                  ---------------------------------------------
                                  Number of               Number of
                                   Shares       Amount     Shares       Amount
                                  ---------   ---------   ---------   ---------

Balance - Beginning of Year         400,000   $ 100,001     400,000   $ 100,001
Add - Shares Issued During Year           0           0           0           0
                                  ---------   ---------   ---------   ---------

Balance - End of Year               400,000   $ 100,001     400,000   $ 100,001
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

                                                              NUMBER OF SHARES

                                                              2003       2002
                                                           ---------   ---------

Balance - Beginning of Year                                        0   1,016,000
Add - Options and Issued                                           0           0
                                                           ---------   ---------
                                                                   0   1,016,000
Less - Options and Expired                                         0   1,016,000
                                                           ---------   ---------
  Balance - End of Year                                            0           0
                                                           ---------   ---------

The options and granted and outstanding as at February 28, 2002 are as follows:

             Common shares
             under options
              or subject
              to warrants           Exercise price         Expiry date
             -------------          --------------         -----------

               - NIL -


9. DIVIDENDS

- NIL -

10. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $108,000 annually until January 31, 2005.

11. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows: (a) Balance sheet:

                             February 28, 2003            November 30, 2002
                       --------------------------    --------------------------
                         Canadian        U.S.         Canadian         U.S.
                           GAAP          GAAP           GAAP           GAAP
                       -----------    -----------    -----------    -----------
                            $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
-------------------------------------------------------------------------------

Accumulated Deficit    (24,238,545)   (26,286,303)   (24,127,639)   (26,175,397)
-------------------------------------------------------------------------------

(b) Statement of Loss:
                                           February 28, 2003   February 28, 2002
                                           -----------------   -----------------

Net loss under Canadian
 & U.S. GAAP                               $         110,906   $         128,972
Net loss per common
 share under
U.S. & Canadian GAAP                       $           0.005   $           0.005
Weighted average number
of shares U.S. & Cdn GAAP                         25,516,780          25,516,780

12. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $5,068,860 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year             Canadian                  U.S.                          Total
--------------------------------------------------------------------------------
2003                     0              1,530,000                      1,530,000
2004               924,031                      0                        924,031
2005               395,462                      0                        395,462
2006                88,687                      0                         88,687
2007               531,742                      0                        531,742
2008               481,938                      0                        481,938
2009               488,555                      0                        488,555
--------------------------------------------------------------------------------
                $2,910,415             $1,530,000                     $4,440,415





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

14. RECLASSIFICATION

Certain figures with respect to the three-month period ended February 28, 2002 have been reclassified to conform with the presentation adopted for the three-month period ended February 28, 2003.

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars, unless stated otherwise)

General

The following should be read in conjunction with our Form 10K for the year ended November 30, 2002, including: the audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Quarterly Report. In the following discussions "we" "us" and "our" refer to A.R.T. International Inc. unless the context otherwise dictates.

In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth in our Form 10K for the year ended November 30, 2002, under Item 1. Business - "Factors that may affect the business" and incorporated by reference in this Quarterly Report.

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

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. The fall in total revenues is attributable to the complete absence of sales programs and new marketing initiatives.


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


Gross Profit

Artagraph Division

The Company reported a gross loss of $39,118 in the first quarter of 2002, which was owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.


Net Loss

Artagraph Division

The net loss in the first quarter of fiscal 2003 was $110,906 as compared to $128,972 loss for the first quarter of fiscal 2002.

Liquidity and Capital Resources

Artagraph division

Unless the Company is able to significantly increase sales from the level experienced year to date in 2003, or continue to raise additional capital, it may not be able to perform all of its obligations in a timely manner. Although the Company is seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have guaranteed sources for loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

PART II

Nothing to report unless specifically included herein by reference.

Item (3) Default under Senior Securities:

         (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2002, and incorporated herein by reference.


SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A.R.T. INTERNATIONAL INC.

Dated: Mar 31, 2003

 /s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President