Form 10-Q
period 2003-05-31
A R T INTERNATIONAL INC
filed 2003-06-30
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the SIX months ended May 31, 2003
                         Commission File Number 0-16008
                            A.R.T. INTERNATIONAL INC.

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

Common Shares outstanding as at May 31, 2003: 25,516,780

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                              QUARTERLY REPORT ON
                                   FORM 10-Q
                             FOR THE QUARTER ENDED
                                  May 31, 2003


PART I                                                                  PAGE [S]

   Balance sheets:
     As at May 31, 2003, and November 30, 2002                            3-4

   Statements of Accumulated Deficit                                        5
     For the six months ended May 31, 2003
     For the six months ended May 31, 2002

   Statements of Loss                                                       6
     For the six months ended May 31, 2003
     For the three months ended May 31, 2003
     For the six months ended May 31, 2002
     For the three months ended May 31, 2002

   Statements of Cash Flow                                                  7
      For the six months ended May 31, 2003
      For the six months ended May 31, 2002

   Notes to Financial Statements                                         8-14


   Item 2.
      Management's discussions and analysis of financial
      condition and results of operations.                              15-17

  PART II
     SIGNATURES                                                            18

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS
                                          6 Months Ended        12 Months Ended
                                           May  31,2003           Nov.30, 2002
                                           (Unaudited)              (Audited)
                                                                    (Note 2)
--------------------------------------------------------------------------------

CURRENT ASSETS
Cash                                     $        14,318        $        35,160
Accounts receivable                                6,515                 17,822
Inventory (Notes 2(a) and 4)                      62,958                 68,403
Prepaid expenses and deposits                      7,905                  7,905
--------------------------------------------------------------------------------
                                                  91,696                129,290

CAPITAL ASSETS (Note 5)                           24,080                 28,080

Patents                                        3,931,051              3,931,051
Less: Accumulated amortization                 3,931,050              3,931,050
--------------------------------------------------------------------------------
                                                       1                      1
--------------------------------------------------------------------------------

TOTAL ASSETS                             $       115,777        $       157,371
================================================================================


























  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                        6 Months Ended          12 Months Ended
                                          May 31,2003             Nov.30, 2002
                                          (Unaudited)              (Audited)
                                                                    (Note 2)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                    $       733,433         $       744,925
Loans payable (Note 6)                          496,176                 354,176
Notes payable (Note 7)                          836,953                 815,691
--------------------------------------------------------------------------------
                                              2,066,562               1,914,792
--------------------------------------------------------------------------------

TOTAL LIABILITIES                             2,066,562               1,914,792

CAPITAL STOCK (Note 8)

Class C Common                                  100,001                 100,001
Common shares                                10,495,217              10,495,217
--------------------------------------------------------------------------------
                                             10,595,218              10,595,218
CONTRIBUTED SURPLUS                          11,775,000              11,775,000
DEFICIT                                     (24,321,003)            (24,127,639)
--------------------------------------------------------------------------------
                                             (1,950,785)             (1,757,421)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                  $       115,777         $       157,371
================================================================================
















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                             6 Months Ended       6 Months Ended
                                               May 31, 2003         May 31, 2002
                                               (Unaudited)          (Unaudited)
--------------------------------------------------------------------------------

Deficit - beginning of period                $ (24,127,639)       $ (22,628,359)
Add - net loss                                    (193,364)            (262,309)
--------------------------------------------------------------------------------

Deficit - end of period                      $ (24,321,003)       $ (23,890,668)
================================================================================



































  The accompanying notes form an integral part of these financial statements.


A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                    3 Mths Ended    3 Mths Ended    6 Mths Ended    6 Mths ended
                                    May 31, 2003    May 31,2002     May 31, 2003    May 31, 2002
                                    (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)


SALES                               $     20,994    $     41,009    $     42,160    $    132,897
COST OF GOODS SOLD                        37,506          80,321          97,790         167,030
------------------------------------------------------------------------------------------------

GROSS PROFIT (LOSS)                      (16,512)        (39,312)        (55,630)        (34,133)
OPERATING EXPENSESSelling general
 & administrative                         53,593          79,530         112,041         159,888
------------------------------------------------------------------------------------------------

Operating income/(loss)                  (70,105)       (118,841)       (167,671)       (193,021)

OTHER EXPENSES
Amortization                               2,000           1,940           4,000           3,880
Note interest                              9,924          12,567          21,263          25,135
Exchange Loss                                  0             (12)              0           8,356
Other expenses                               430               0             430          31,917
------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                      12,354          14,496          25,693          69,288
------------------------------------------------------------------------------------------------
NET INCOME (LOSS)                   $    (82,459)   $   (133,337)   $   (193,364)   $   (262,309)
================================================================================================

NET LOSS PER COMMON SHARE           $      0.004    $      0.005    $      0.007    $      0.010
------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     25,516,780      25,516,780      25,516,780      25,516,780
------------------------------------------------------------------------------------------------



















   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   6 Mths Ended    3 Mths Ended
                                                   May 31, 2003    May 31, 2002
                                                   (Unaudited)     (Unaudited)
--------------------------------------------------------------------------------

Cash was provided by (applied to):
OPERATING ACTIVITIES
    Net loss for period                            $   (193,364)   $   (262,309)
    Add: Items not requiring an
    outlay of cash
    Depreciation                                          4,000           3,880
--------------------------------------------------------------------------------
                                                       (189,364)       (258,429)

Accounts receivable                                      11,307          26,534
Inventories - current & long-term                         5,444          20,000
Prepaid expenses                                              0               0
 Accounts payable and accrued
 liabilities                                            (11,491)        (14,667)
--------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                  (184,104)       (197,226)

INVESTMENT ACTIVITIES
Disposition/(investment)in affiliate                          0         170,000
Acquisition of capital assets                                 0               0
--------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                        0         170,000

FINANCING ACTIVITIES
Common shares issued                                          0               0
Loan payable                                            142,000         (12,000)
Notes payable                                            21,262          41,112
--------------------------------------------------------------------------------
Cash provided by (used by)
  financing activities                                  163,262          29,112
--------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                            (20,842)          1,886
CASH, beginning of period                                35,160          15,597
--------------------------------------------------------------------------------
CASH, end of period                                $     14,318    $     17,483
================================================================================

 SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
Income taxes paid in period                        $          0    $          0
--------------------------------------------------------------------------------



   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
May 31, 2003

(IN CANADIAN DOLLARS)

1. INCORPORATION AND OPERATIONS
   The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

   Effective June 16, 2003, the corporation changed is name from A.R.T. International Inc. to ART International Corporation (see note 8(d)).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended May 31, 2003, and May 31, 2002 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2002 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at May 31, 2003, and November 30, 2002, and the results of their loss and cash flow for the periods ended May 31, 2003, and May 31, 2002, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2002. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 2003 and November 30, 2002 and the results of operations, changes in financial position and related note disclosures for the period ended May 31, 2003 and 2002 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.

3. DIVESTITURE OF THE BUCK A DAY COMPANY INC (BUCK).

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate net price of $170,000. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



4. INVENTORIES

Inventories consist of the following:

                              May 31, 2003                                  November 30, 2002
             ----------------------------------------------   ----------------------------------------------
                             Provision for                                    Provision for
                             Obsolete and                                     Obsolete and
                 Gross        Slow-Moving          Net            Gross        Slow-Moving          Net
                 Amount       Inventories         Amount          Amount       Inventories         Amount
             -------------   -------------    -------------   -------------   -------------    -------------
             $     100,305   $     (37,347)   $      62,958   $     105,750   $     (37,347)   $      68,403
             =============   =============    =============   =============   =============    =============


5. CAPITAL ASSETS

                                                                ACCUMULATED     NET BOOK         NET BOOK
                                              --------------------------------------------------------------
                                                   COST        AMORTIZATION       VALUE            VALUE
                                              --------------------------------------------------------------
Equipment, Furniture and Fixtures             $     358,821   $     334,741   $      24,080    $      28,080
                                              =============   =============   =============    =============


6. LOANS PAYABLE - $496,176

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7. NOTES PAYABLE

   The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

   The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2002.

                                  2003                         2002
                      ---------------------------   ---------------------------
                      U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars

Principal             $    315,000   $    428,400   $    315,000   $    492,975
Accrued Interest           221,958        301,863        206,208        322,716
Deferred Unrealised
Exchange Gain              106,690              0
                      ------------   ------------   ------------   ------------
                      $    536,958   $    836,953   $    489,708   $    815,691
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

(b) Capital stock.

                                                      COMMON SHARES
                                  -----------------------------------------------------
                                             2003                        2002
                                  -------------------------   -------------------------
                                   Number of                   Number of
                                     Shares        Amount        Shares        Amount
                                  -----------   -----------   -----------   -----------

Balance - Beginning of Year        25,516,780   $10,495,217    25,516,780   $10,495,217
Shares issued post
     stock dividend                         0             0             0             0
                                  -----------   -----------   -----------   -----------

Balance - End of Year              25,516,780   $10,495,217    25,516,780   $10,495,217
                                  -----------   -----------   -----------   -----------


                                                    Class "C" Common Shares
                                  -----------------------------------------------------
                                             2003                        2002
                                  -------------------------   -------------------------
                                   Number of                   Number of
                                     Shares        Amount        Shares        Amount
                                  -----------   -----------   -----------   -----------
Balance - Beginning of Year           400,000   $   100,001       400,000   $   100,001
Add - Shares Issued During Year             0             0             0             0
                                  -----------   -----------   -----------   -----------

Balance - End of Year                 400,000   $   100,001       400,000   $   100,001
                                  ===========   ===========   ===========   ===========



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

The options and granted and outstanding as at May 31, 2003 are as follows:

       Common shares
       under options
         or subject
        to warrants      Exercise price     Expiry date
        -----------      --------------     -----------

          - NIL -

(d) Subsequent Event - consolidation of shares.

The Annual, General and Special Meeting of Shareholders of Corporation, was held at the Corporation's offices located at 5-7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, on May 7, 2003. The following amendments to the shares of the corporation were approved effective June 16, 2003:

      - Amended the Articles of the Corporation by consolidating the issued and outstanding Common Shares on the basis of one (1) new Common Share for each 100 old Common Shares so that the 25,516,780 issued and outstanding Common Shares will be consolidated into 255,168 Common Shares ("New Common").

      - Amended the Articles of the Corporation by attaching certain conversion rights to the Class C Common Shares, whereby the holder of such Class C Common Shares be converted into Common Shares as the same shall be constituted at the time of conversion upon the basis of one hundred
         (100) "New Common" Shares for each Class C Common Share in respect of which the Conversion Right is exercised

      - Authorized the conversion of Class C Common Shares into Common Shares on the basis of 100 new Common Shares for each former Class C Common Share at the option of the holder.

      - In the event that all outstanding 400,000 Class C Common Shares are converted into new Common Shares, there will be 40,255,168 issued and outstanding Common Shares.

9. DIVIDENDS

- NIL -

10. COMMITMENTS AND CONTINGENT LIABILITIES

(a) Lease obligations

Minimum future annual lease obligations, net of occupancy costs, for office, showroom and factory premises are approximately $108,000 annually until January 31, 2005.

11.RECONCILIATION   BETWEEN  CANADIAN  AND  UNITED  STATES  GENERALLY   ACCEPTED
ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP).

The effect of such differences on the Company's balance sheet and statement of loss is as follows:
(a) Balance sheet:

                              May 31, 2003               November 30, 2002
                       --------------------------    --------------------------
                         Canadian         U.S.        Canadian          U.S.
                           GAAP           GAAP          GAAP            GAAP
-------------------------------------------------------------------------------
                       $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
-------------------------------------------------------------------------------

Accumulated Deficit    (24,321,003)   (26,368,761)   (24,127,639)   (26,175,397)
-------------------------------------------------------------------------------



(b) Statement of Loss:

                                                     May 31, 2003   May 31, 2002
                                                     ------------   ------------

Net loss under Canadian
 & U.S. GAAP                                              193,364    $   262,309
Net loss per common
 share under
U.S. & Canadian GAAP                                         .007    $     0.010
Weighted average number
of shares U.S. & Cdn GAAP                              25,516,780     25,516,780


12. INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $5,068,860 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year                       Canadian          U.S.          Total
-------------------------------------------------------------------
2003                                0      1,530,000      1,530,000
2004                          924,031              0        924,031
2005                          395,462              0        395,462
2006                           88,687              0         88,687
2007                          531,742              0        531,742
2008                          481,938              0        481,938
2009                          488,555              0        488,555
-------------------------------------------------------------------
                         $  2,910,415   $  1,530,000   $  4,440,415

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

14. RECLASSIFICATION

Certain figures with respect to the six-month period ended May 31, 2002 have been reclassified to conform with the presentation adopted for the six-month period ended May 31, 2003.

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

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. In the six months ended May 31, 2003, the Company recorded sales to its main retail customer, Museum Company, of $12,833, which represented 30% of its total sales revenues in that period. First quarter 2003 revenues from the same customer were $5,723 (27%). Sales in the first six months of fiscal 2002 were $87,179 (66%) to the same customer. The sales reductions are entirely due to fall in sales-volume as the average selling price has remained constant; and in addition, the Canadian dollar has strengthened against the US dollar, by approximately 15% in the last 6 months, which has further eroded the corporation's revenues.

Since emerging from Chapter 11 in 2002, the Museum Company has not purchased the same quantity of Artagraph reproductions, in part because the number of stores emerging from Chapter 11 was down over 50% in numbers, and the remaining stores are limited to purchasing only customers' orders, which the corporation drop-ships.

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

Gross Profit

Artagraph Division

The Company reported a gross loss of $55,630 in the half of fiscal 2003, which is a fall from the gross loss of $34,133 from the comparable fiscal period in 2002. The Company's gross margin remained depressed owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.

Net Loss

Artagraph Division

The net loss in the first half of fiscal 2003 was $193,364 as compared to $262,309 loss for the first half of fiscal 2002. Lower selling, general and administration expenses in the current fiscal period helped to offset the increase in gross losses.


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

Dated: June 30, 2003

 /s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President