Form 10-K/A
period 2002-11-30
A R T INTERNATIONAL INC
filed 2003-08-08
CIK 810269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549
                      -------------------------------------
                                  FORM 10-K / A
                   [ X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

                            A.R.T. INTERNATIONAL INC.
                                    FORM 10-K
                                NOVEMBER 30, 2002

                                Table of Contents


                                     PART I
                                                                            PAGE
                                                                            ----
Item 1.   Business
                                                                               3
Item 2.   Property
                                                                              12
Item 3.   Legal Proceedings                                                   12

Item 4.   Submissions of Matters to a Vote of Security Holders                13

                                  PART II

Item 5.   Market for Registrant's Common Equity and Related
            Stockholders Matters                                              14

Item 6.   Selected Financial Data                                             15

Item 7.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         16

Item 7a   Quantitative and Qualitative Disclosures about Market Risk          22

Item 8.   Financial Statements and supplementary Data                         23

Item 9.   Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosure                                          36

                                 PART III

Item 10.  Directors and Executive Officers of the Registrant                  37

Item 11.  Executive Compensation                                              37

Item 12.  Security Ownership of Certain Beneficial Owners and Management      39

Item 13.  Certain Relationships and Related Parties                           39

                                  PART IV

Item 14.  Exhibits, Financial Statements Schedules and Reports on Form 8-K    40

          Signature Page                                                      58

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

The Company operates in Canada and it reports in Canadian dollars. Unless other wise stated the numbers contained herein are reported in Canadian dollars. During fiscal 2002, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.53: $US1.0 to a high of $CAD1.60: $US1.0. Approximately $176,000 (92%) of the Company's sales revenues was transacted in US dollars. Subsequent to the year end the Canadian dollar has strengthened against the US dollar by approximately 15-17% compared to exchange rates at the year-end of November 30, 2002. (See Item 7a. Qualitative and Quantitative Disclosures about Market Risk.)

A. OVERVIEW

The Corporation operates as ART International Inc. (Formerly called Artagraph Reproduction Technology or "ART".) The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)").


The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings.

The Corporate offices and operations are located at 7100 Warden Avenue, Markham, Ontario, Canada. Telephone: 1 905 477 5052. . The Company continued to face severe liquidity problems during fiscal 2002, which was due to ongoing losses and falling revenues. On January 10, 2002, The Museum Company ("Museum"), a major-retail customer of Artagraph, which has represented approximately 40 - 60% of its annual revenues in the current and prior years, went into Chapter 11. The Company had purchased export insurance for its US customers including the Museum, which lowered the loss on its trade-receivable bad debt provision from approximately $100,000 to $30,000.

Subsequently,  the Museum has emerged  from Chapter 11,  whereby the  continuing business assets were sold to a third party company. During the chapter 11 proceedings the Museum closed approximately 50 - 60% of its stores. Management believes there is insufficient information to understand the future impact of the closure of these stores on the total sales revenues from that customer. While a reduction of sales from this retail store-chain is anticipated, the closed stores accounted for proportionally less sales volumes than their aggregate number of stores. The Company's inability to finance additional images and point-of-sale materials will likely have more of a reduction impact on sales to the Museum. In addition, the Company has placed Museum on 15-day payment terms that have reduced Museum's ability to finance its inventory and consequently Museum purchases mainly made-to-order framed images that the Company will drop ship directly to the customer.

The ongoing business viability of the Company is in serious jeopardy, while the Company continues to rely on its creditors for ongoing support and Museum for its sales revenues.

The Corporation's former Subsidiary -- The Buck A Day Company ("Buck") (see Item 14 Exhibits' - attached therein, audited financial information for Buck).

Effective February 18, 2002, the Company sold its interest in Buck common shares to Savaran Financial Inc., an Ontario corporation, for $171,428. At that date, Buck's filing of its registration statement with U.S. Securities and Exchange

Commission to become a public company in the United States was still not completed. In addition, Buck was raising further pre-IPO capital, which transaction, in the opinion of management, was likely to dilute the share prices. At the time of the sale of remaining Buck investment, the Company believed that there was a limited market for Buck common shares, and that the longer-term investment strategy involved significant downside risk. Further, the Company's Artagraph business was facing sever liquidity problems and the sale of the Buck investment would give access to immediate working capital.

Buck is a marketing, telesales and financing operation designed to bring direct response to the next level through an integration of media, internet and communications technologies. The "Buck A Day" branding is the basic premise of its business model; specifically that name brand products are packaged so that the customer can purchase them for as little as "a dollar a day" with no down payment.

5. During the 2001 fiscal year, the Company issued 800,000 common shares for a total cash consideration of $507,342. In addition 2,000,000 shares were issued in conjunction with the acquisition of Buck at a value of $470,000 as described in the notes to the audited financial statements (see Item 8 Financial Statements).

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash                          .............................             $500,000
Add - 2,000,000 Common Shares Issued
Fully Paid and Non-assessable .............................              470,000
--------------------------------------------------------------------------------

     Total Consideration      .............................             $970,000
--------------------------------------------------------------------------------

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

     Total Consideration      .............................             $970,000
     Less - Shares Purchased  .............................               75,000
--------------------------------------------------------------------------------
            Allocated to Goodwill                                       $895,000
--------------------------------------------------------------------------------

The Company funded the purchase of the balance of the Buck common shares by issuing 500,000 of its common shares for $500,000 cash and issuing 2,000,000 fully paid and non-assessable restricted common shares to the vendors. In addition, the selling shareholders of Buck received 1,000,000 options to purchase common shares, at a price of $1 per share, pursuant to the Company's stock option plan. The 1,000,000 common shares are reserved and conditionally allotted to be issued in respect of share purchase options upon receipt by the Company of the purchase price per share on the exercise of each such option.

The letter of intent dated November 27, 2000, issued by the Company to Buck, also provided that the Company would arrange for a further $500,000 financing for Buck within 10 to 15 days of A.R.T. having 100% of Buck and further arrange $500,000 financing on or about March, 2001. The Company failed to acquire the $1,000,000 financing.

Buck experienced liquidity problems since the beginning of the first quarter of fiscal 2001, due to its on going operating losses and negative cash flows, and the Company's inability to raise additional operating capital of $1,000,000. By the end of the 1st quarter Buck was seriously delinquent on approximately $200,000 of sales taxes owed to the Province of Ontario. Buck had net losses of $US 1,514,959 for the year ended July 31, 2001. At August 31, 2001, Buck had negative working capital of $2,385,686. Without the continuing support of its secured and unsecured creditors, the Buck A Day Company would likely have been forced to seek creditor protection.

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


As a consequence of the above transactions, plus further common shares issues by Buck through October 31, 2001, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, was as follows:

The LaBuick Group,
1483516 & other                18,000,000                  80%
ART                             2,000,000                  10%
--------------------------------------------------------------
TOTAL                          20,000,000                 100%
--------------------------------------------------------------

(The above  transactions that resulted in the dilution of the Company's interest
in  Buck  from  100%  to  10%  are   collectively   referred  to  as  the  "Buck
Reorganization and Re-capitalization").

The outcome of the aforementioned Buck transactions was that ART's investment in Buck went from 50%, on December 4, 2000, to 100%, and from 100% to approximately 10%, on October 31, 2001. Consequently, the audited financial statements of the Company from the years ended November 30, 2001 and 2002 include the Buck investment on an equity basis. As a result of the losses recorded by Buck, ART had written-down its investment in Buck to its net realizable value of approximately $170,000.

B. Business

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

The following table shows comparatives of gross revenues between the two disparate business segments of the Corporation.

  Business Segment       YE Nov 30, 02 (1)   YE Nov 30, 01(1)   YE Nov 30, 00(1)


  Artagraph                    191,820             520,528            807,144
  Buck (2)                   8,070,000           3,563,171         19,153,000
  % Ownership in
  Buck
  Beginning                        10%                100%                40%
  End                               0%                 10%               100%

(1) The applicable dates for Buck are 9 months ended April 2002 (un-audited); the year ended July 31, 2001 (audited); and, the 11 months from inception January 1, 2000 through November 30, 2000 (audited) respectively.
(2) The gross revenues for the fiscal 2002 and 2001 periods were translated from the reported gross revenues in USD$ at $CAD:$USD 1.55:1.00 and 1.50:1.00 respectively. The gross revenues for fiscal 2000 were reported in Canadian dollars.

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

                                   Year Ended Nov 30
                                   -----------------
                        2002        2001        2000        1999
                     ---------   ---------   ---------   ---------
                                 (In Canadian Dollars)

          Canada        17,554     102,934     113,360      39,267
          United       174,266     389,198     626,908     971,569
          States
          Overseas           0      28,396      66,876      32,714
                     ---------------------------------------------

                       191,820     520,528     807,144   1,043,550
                     ---------------------------------------------




Many of the works reproduced by the Company are in the public domain. Works, which are not in the public domain, are reproduced pursuant to agreements with various copyright holders.

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

The Company has a library of approximately 110 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

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

In the past, the Company has marketed through specialty retail; overseas distributors, including Japan and Spain; direct mail with American Express Card Members programs; and, carried out contract printing for publishers. Currently it is primarily engaged in supplying retail store or art gallery customers with its catalogue products.

A major customer is "The Museum Company", a 90-plus-store chain located principally in the US that specializes in the retailing of high quality reproductions of museum products. (NB: Following recent reorganization under Chapter 11 proceedings, Museum has emerged under new ownership and has lost 50% of its stores.)

The Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors. Due to the Company's lack of financial resources these distributors have to provide their own point of sales materials, framing products and other support materials to their businesses. Consequently, all these agreements are on a best efforts basis and, like all the Company's distributor agreements; there can be no assurance of future revenues or profits from the efforts of any of these distributors.

There are many publishers who represent contemporary artists engaged in publishing art reproductions, such as lithographs, serigraphs and posters. The Company believes that its products offer a unique alternative to these publishers to add an important new and more accurate reproduction medium to their existing product lines.

The Company has produced custom pieces under fixed price contracts for art publishers and agents, with product development costs paid by the publisher. Prices charged vary depending upon the size of the product, the number of colors and the size of the edition. Pricing for textured canvas (sold without framing, which is the responsibility of the customer) ranges from $US50 through $200 per Currently, the Company has no publishing contracts, and nor is it actively promoting this business owing to its limited financial resources; the last year that the Company had and significant publishing business was in 1999 when revenues from that segment accounted for 25% (approximately $250,000) of total sales.

The process for manufacturing Artagraph(R) Editions has been patented in Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990, which patent expires in 2008. Currently, the Company is delinquent in paying its patent fees and although it may bring them into a current status by paying a penalty there is continuing doubt concerning the Company's ability to meet its on-going obligations. Consequently the Company's enjoyment of patent protection is in serious jeopardy and the loss of patent protection could have negative consequences for the Company' ability to raise capital or successfully challenge patent infringement by third parties.

The main business of the Company, that is in the retail sector, has seasonality and follows the traditional retail experience with the strongest sales period through the Thanksgiving and Christmas holidays, however, the absence of promotional materials, which the Company would normally utilize to maximize its potential for sales growth, results in a flatter sales peak. The seasonality impact is significantly softened because overall promotional activity is entirely reliant on the customers' own efforts and because total gross sales revenues are at an all-time low.

Raw materials utilized in the manufacturing process are commodities that can be purchased from alternative suppliers. Raw materials have an indefinite shelf life and do not spoil or become obsolete. Components such as frames are not inventoried; rather they are purchased to fill custom orders on a just-in-time basis. Raw materials are all sourced locally and although there has been a steady increase in raw material prices over the past five years, the Company has no volatile pricing to contend with. Increasing price trends in its raw materials have been offset by the weaker Canadian dollar versus the United States dollar, during the same time frame. As discussed above, the Company predominantly exports and consequently prices in United States Dollars.

The Company prints and inventories quantities of individual images from 500 to 1,000 units to achieve economical print costs. Printed lithos also have an indefinite shelf life and are sold through variety programs over a number of years. Printer lithos are stored pending orders from customers then completed through the texturing, stretching and framing phases to ship on a just-in-time basis. Framing and printing are out sourced to other third parties, and there are many alternative suppliers for both available in the general locality of the Company's production facility.

The Company transfers out-sourced products and services through to its customers at cost plus a modest mark-up. The Company charges a significant mark-up on its patented texturing process, which contributes more than 80 % of its gross profit.

The Company has accumulated excessive inventories of printed images from earlier years through 1994. Approximately 75% of its current inventory of images has only been printed once and that pre-dates 1994. All inventories that have not turned more than once in three years have been written-off. The replacement cost of the quantities-on-hand of images, which is carried in the financial statements at approximately $70,000, is estimated at over $1,000,000.




================================================================================
In the past three years the Company was engaged in a direct marketing business through its investment in Buck. The Company sold its investment in Buck February 2002. The Corporation's investment in Buck went from 50%, on December 4, 2000, to 100%, and from 100% to approximately 10%, on October 31, 2001.

Buck markets and sells name brand products directly to consumers and small businesses, utilizing its multi-media approach, which at this time is principally, direct response television advertising. The Company operates a turnkey business, including tele-sales and warehouse-fulfillment locations as well as purchase financing services through its branded consumer credit card program, the "Buck a Day" credit card.

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

A direct by-product of the Company's activities is the accumulation of a database of consumers with pre-approved credit limits. At the end of fiscal 2000, this consumer database was approximately 5,000 in numbers and was expected to grow to 20,000 by the end of fiscal 2001. The Company anticipated that it would develop business alliances with other companies to market and sell name brand products through its catalogue division to this consumer database.

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

Organizational Structure.

As at November 30, 2002 the Corporation had no subsidiary companies.

During the last three years the Corporation had an acquisition and then a disposition in Buck. Chronologically the Corporation acquired and disposed of its investment in Buck as follows: it acquired 40% of the outstanding common shares of Buck in March 2000; it acquired an additional 10% in August 2000 to bring its total ownership in Buck to 50%; on December 4 2000, it acquired the balance of the outstanding common shares, whereby Buck became its wholly owned subsidiary; and, finally as a result of the Buck Reorganization and Re-capitalization, the Corporation's ownership of the outstanding common shares was diluted down to 10% by October 2001. In February 2002 the Company disposed of its investment in Buck.

Research and Development.

The Corporation does not expend capital on research and development. As reported herein the Company has been unable to pay patent fees with respect to maintenance payments on its US patents. During fiscal 2002 the 11.5-year maintenance fee for approximately $3,000 was not paid, and consequently in order for the patent to be reinstated the Corporation must pay $7,280, including the applicable surcharges.

Trend information.

The  Company's  future  success in the  marketplace  will  depend  upon  raising additional capital, creating greater awareness of its products through aggressive advertising, participation at trade shows, as well as updating and expanding its library of images and providing new point-of-sale materials. Owing to the Company's inability to finance new initiatives, or to actively participate in trade shows, or to hire dedicated sales personnel to sell to its markets, the Company continues to achieve limited success in developing new opportunities, with new or existing customers and markets.

Management believes that a minimum level of capital of $US 2,000,000 and lead-time of six months would be required to rollout an initial market strategy. Including capital to acquire new images, print a catalogue, attend trade shows, hire marketing and sales staff, produce other point-of-sale materials and provide capital to pay negotiated settlement terms its trade creditors. Even if the Corporation was provided with such capital funds, the Corporation could not afford any margin of error in implementation or extension to lead-times.

Recent trends in the ART Market include new reproduction processes that minimize capital investment in inventory and equipment such as the giclee reproduction process. In addition, limited edition art is trending to smaller edition sizes to address consumer demand for value.

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

The consumer market for art reached $US 31.7 billion in sales in 2000, rising 6% over previous year's levels of $US 29.9 billion, based upon the latest market research report from Unity Marketing called The Art Market Report 2001: The Market, The Industry, The Trends. "Consumer interest in art has never been higher," says Pam Danziger, president of Unity Marketing. "Nearly 48 million U.S. households, or 44% of total households, reported buying some kind of art, print, poster or a picture in the past year. Compared to other accessory items consumers use to decorate their walls, art is by far their favorite."

While the art market is rapidly becoming a mass market, with pre-framed prints available at all sorts of mass outlets, including Wal-Mart, Target and Kmart, as well as at national specialty home furnishing chains, such as Bed, Bath & Beyond, Bombay Company, Pier 1, and Linen's & Things, a more clearly differentiated connoisseurs' market at the luxury end is emerging. The single fastest growing category in the art market is original art, defined as one-of-a-kind work, such as watercolor, oil painting, pencil sketch, and chalk drawing. In addition recent advances in art reproduction technologies, such as printing on canvas and giclee, appeal most to the upper-end of the art buying market. Today's art buyer has much greater availability and accessibility to original art than ever before, with the average amount spent on an original work of art being $US 300. They also are more sophisticated and better educated so they can truly appreciate the value of owning a one-of-a-kind piece.


Employees

We believe that the Company has satisfactory relations with our employees.

        ------------------------------------------ ------ ---- -----
        Category                                   2002   2001 2000
        ------------------------------------------ ------ ---- -----
        Management                                   2     2    2
        ------------------------------------------ ------ ---- -----
        Administration/                              1     1    4
        Sales
        ------------------------------------------ ------ ---- -----
        Manufacturing                                2     2    2
        ------------------------------------------ ------ ---- -----
        Temporary Ave.                               1     2    2
        ------------------------------------------ ------ ---- -----
        Totals                                       6     7    10
        ------------------------------------------ ------ ---- -----

The Corporation has no unionized employees. Employees have worked for the Corporation between 10 and 15 years.

Factors that may affect the business

IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-K, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY, BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT OR MAY HAVE SIGNIFICANT IMPACT ON OUR BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


     - If We Are Unable to Achieve Profitability, We Will Continue To Rely On External Financing - Artagraph operates at a loss. During fiscal 2002 the Company was able to obtain equity and debt financing. In future, our inability to raise new capital or achieve profitability could have a material adverse effect on the ability of the Company to continue operations.

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

     - The Corporation has failed to pay maintenance payments on its US Patent. Currently the Company has not paid maintenance fees on its US patents and may not be able to maintain its patents in the foreseeable future because of its cash flow difficulties. Although the Corporation can pay a penalty payment to resurrect an "up-to-date" status with respect to its US Patent. The Corporation's continued inability to meet its periodic obligations due under such Patent regulations jeopardizes its enjoyment of operating under a patent-protected process. Loss of protection provided by the patented process could have a material adverse impact on the Company.

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



                               ITEM 2. PROPERTIES.

The Company's executive offices, Artagraph production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 12,000 square feet of space leased through March 31, 2006. The lease provides for a fixed annual net rental of $66,595 (2003) $71,950 (2004) and $75,354
(2005), respectively, excluding its pro rata share of taxes, insurance, building maintenance and occupancy costs.

The Company believes its leased facilities are in good operating condition and adequate for its present requirements.

Currently,  the  Company  has  three  sets of  equipment  in  operation  for the production of Artagraphs(R). This equipment has an annual capacity of approximately 60,000 to 75,000 units. In the Company's most prolific years the maximum through put was approximately 20,000 units. In the last couple of years the production has dwindled down to 1000 - 3000 units. The three sets of equipment were acquired from a supplier in the UK, and are customized hydraulic press-machines typical of the lamination industry. The customization incorporates a cooling cycle between each heating cycle. Local service operators readily maintain the machines and spare parts are also attainable in the local vicinity.

There are no plans to acquire additional machines as the Company operates well within current expectations of capacity.



                           ITEM 3. LEGAL PROCEEDINGS.

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

The Company and the note holders did not negotiate any further extensions during fiscal 2001 and fiscal 2002; however, the note holders have made no payment demands.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Subsequent to the year end, an Annual, General and Special Meeting of Shareholders of Corporation, was held at the Corporation's offices located at 5-7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, on May 7, 2003.



Change of Name of the Corporation to "ART International Corporation"

In view of the proposed consolidation of shares, as noted below, Management felt it was appropriate to change the name of the Corporation to ART International Corporation as is customary under Ontario law.

It was unanimously resolved by way of Special Resolutions:


(i) Consolidation of Shares

To amend the Articles of the Corporation by consolidating the issued and outstanding Common Shares on the basis of one (1) new Common Share for each 100 old Common Shares so that the 25,516,780 issued and outstanding Common Shares will be consolidated into 255,168 Common Shares ("New Common"). (The Special Resolution is attached.)

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

(ii) Conversion of Class C Common Shares into Common Shares

To amend the Articles of the Corporation by attaching certain conversion rights to the Class C Common Shares, whereby the holder of such Class C Common Shares be converted into Common Shares as the same shall be constituted at the time of conversion upon the basis of one hundred (100) "New Common" Shares for each Class C Common Share in respect of which the Conversion Right is exercised

It is proposed to authorize the conversion of Class C Common Shares into Common Shares on the basis of 100 new Common Shares for each former Class C Common Share at the option of the holder. In the event that all outstanding 400,000 Class C Common Shares are converted into new Common Shares, there will be 40,255,168 issued and outstanding Common Shares.

Special Resolutions

The following presents a brief description of the resolutions. As Management had received approval from more that two-thirds of the votes to be cast at the meeting, management did not solicit proxies with respect to the Special Resolutions authorizing an amendment to the Corporation's Articles of Incorporation to the name change and share restructuring.

Shareholders were asked to approve Special Resolutions authorizing an amendment to the Corporation's Articles of Incorporation to effect a name change and share consolidation. Passage of the Special Resolutions required the approval of each respective resolution by at least two-third (2/3) of the votes cast at the Meeting. The authorizing resolutions respectively permit the Directors to revoke each resolution in whole or in part without further approval by the Shareholders at any time prior to effecting the action so authorized, if in their discretion it is desirable to do so.

                                     PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S EQUITY SECURITIES AND RELATED MATTERS.

As of November 30, 2002 the Company had approximately 1300 holders of record of the Common Shares.

The following table sets forth the high and low bid quotations for the Company's securities, as reported by The NASDAQ Trading & Market Services for each quarterly period within the five most recent fiscal years. The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.


                               Common
                               Shares
             Fiscal         High     Low
             ------         ----     ---
              Year
              ----

             1997
             ----
             1st Quarter    0.2500    0.0625
             2nd Quarter       N/A      N/A
             3rd Quarter    0.2500    0.2500
             4th Quarter       N/A      N/A

             1998
             ----
             1st Quarter     7.500    2.5000
             2nd Quarter      --        --
             3rd Quarter      --        --
             4th Quarter     7.500    0.2500

             1999
             ----
             1st Quarter      --        --
             2nd Quarter    0.2500    0.2500
             3rd Quarter    0.2500    0.2500
             4th Quarter    0.1250    0.1250

             2000
             ----
             1st Quarter    1.0630    1.0630
             2nd Quarter    6.2500    0.1250
             3rd Quarter   10.5625    1.3750
             4th Quarter    4.6250    0.5100

             2001
             ----
             1st Quarter    1.1563    0.4686
             2nd Quarter    0.5313    0.1800
             3rd Quarter    0.1900    0.0110
             4th Quarter    0.1300    0.0050

             2002
             ----
             1st Quarter      --        --
             2nd Quarter      --        --
             3rd Quarter      --        --
             4th Quarter      --        --

             Note  (1):  the  reverse   stock
             split of 250:1 has  adjusted the
             common  share  prices  for  1997
             through 1998.  The 1999 and 2000
             prices    reflect   actual   bid
             prices.


Markets.

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

                        ITEM 6. SELECTED FINANCIAL DATA.

The following presents selected financial data for the Company in Canadian dollars and in accordance with Canadian Generally Accepted Accounting Principles ("CDN-GAAP"). It should be read in conjunction with the separate financial statements of the Company and related notes included elsewhere herein, which were prepared under CDN-GAAP. This financial data should be compared to the Company's Audited Financial Statements and the reconciliation of the financial information presented between CDN-GAAP and US-GAAP. The financial data as of November 30, 2002 and for the four previous fiscal years has been derived from financial statements of the Company that have been examined by independent chartered accountants in Canada.

-----------------------------------------------------------------------------------------------------------------------------------
Extracts from audited financial statements; seeItem 8.      November 30    November 30    November 30    November 30    November 30
-----------------------------------------------------------------------------------------------------------------------------------
                                                                2002           2001           2000           1999           1998
                                                            -----------    -----------    -----------    -----------    -----------
Summary of operations:
Sales                                                           191,820        520,528        807,144      1,043,550      1,197,639
Cost of goods sold                                              332,198        518,946        688,768        685,908        748,683
Gross profit / (loss)                                          (140,378)         1,582        118,376        357,642        448,956
Depreciation and amortization                                    10,724          9,701          4,888         13,725        295,311
Selling, general and administrative expenses                    298,722        435,821        612,142        400,103        623,739
Write-down of Patent Cost                                             0              0              0              0      2,106,630
Interest and finance expense                                     49,455        47,699         47,980         46,226        185,006
Operating loss                                                 (499,279)      (491,639)      (546,634)      (102,412)
Interest income                                                    --             --             --             --             --
Income taxes                                                       --             --             --             --             --
Loss before equity in loss of affiliated company               (499,279)      (491,639)      (546,634)      (102,412)
Equity in loss of affiliated company(1)                            --         (812,184)      (400,798)          --             --
Net loss                                                       (499,279)    (1,303,823)      (947,432)      (102,412)
Net loss per Common Share (2)                                     (0.02)         (0.05)         (0.06)         (0.09)         (2.59)
Weighted average number of Common shares outstanding         25,516,780     25,516,780     16,096,346      1,146,551      1,066,551
Summary of balance sheet data:
Current assets                                                  129,290        186,684        368,564        277,306        453,610
Total assets                                                    157,371        395,489        517,437        376,585        548,050
Current liabilities                                           1,914,792      1,653,631      1,449,098      1,192,290      1,326,343
Long-term liabilities                                              --             --             --             --             --
Total liabilities                                             1,914,792      1,653,631      1,449,098      1,192,290      1,326,343
Contributed surplus                                          11,775,000     11,775,000     11,775,000     11,775,000     11,775,000
Accumulated deficit                                         (24,127,639)   (23,628,360)   (22,324,537)   (21,377,103)
Shareholders' (deficit) equity                               (1,757,421)    (1,258,142)      (931,661)      (815,705)      (778,293)

(1) The affiliate company is The Buck A Day Company ("Buck"). The investment in Buck is accounted for on the equity basis, whereby the Company records its share of Buck's net losses. The Company owned 100% of the affiliate's outstanding shares from December 2, 2000 through August 31, 2001, and subsequently its ownership was diluted down to 10%; effective August 2001. Consequently the Company has reflected the comparative years on the equity basis.
(2) As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.
(3) The above noted summary financial data is prepared in the currency of the Corporation's jurisdiction of incorporation in Canadian dollars.


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

b)   Operating Results

Year ended November 30, 2002, compared with year ended November 30, 2001
------------------------------------------------------------------------

Sales

                                    2002      %       2001      %       2000      %
Total Sales                     $191,820   100%   $520,528   100%   $807,144   100%
-----------                     --------   ----   --------   ----   --------   ----
Sales to one Retail Customer    $129,494    65%   $203,460    39%   $442,809    55%
Sales to next ranked Customer   $ 10,441     5%   $ 64,910    13%   $ 26,790     3%


The Company became totally dependant on The Museum Company, a retail customer, for 65% of its sales. The Museum Company has been a major customer of the Company for over five years that operates company owed-and-managed retail stores throughout the United Sates The Company or its management has no affiliation with The Museum Company.

Unit sales with all customers fell dramatically due to the lack of cash flow to support new initiatives in marketing and selling. The majority of the Company's sales are transacted in United States Dollars.

Historically the Company has operated with a two-tier sales price list for its catalogue products. The Company's sales price lists are based in United States Dollars and have not been modified for over five years. The two-tier price system was originally designed to accommodate distributors and dealers, national retail chains and individual / regional gallery operators respectively. In recent years the distinction between distributor and dealer has become blurred. In part, this is because the Company's only national customer has reduced the number of stores it operates through by over 60%. Related to this, major galleries that the Company sells to are able to command distributor-level prices because of intense pricing competition from suppliers of fine-art printed images. Competitive initiatives focus on brand differentiation, consumer-buying patterns due to trends in colour, and image-subject and framing products. In the last three years the Company has sold 80% or more of its catalogue product at the distributor's price-level. The distributor sales price lists maintained by the Company range from $US75 to $US300, which represents the range from an unframed image to the highest priced frame image. The average selling price in the last five years has consistently been in the region of $US210. The pricing of specific catalogue images (framed or unframed) has remained constant within this time frame. Sales revenue declines are entirely due to falling unit sales.

In the last three years, sales of its products under fixed priced contracts have been virtually insignificant. This is solely due to the inability of the Company to attend international art shows or advertise its products through business art media.

Gross Loss

The fall in revenues resulted in the Company reporting a gross loss in fiscal 2002. In addition, sales revenues were less than the fixed overhead costs including the occupancy costs and plant salaries.

The Company purchases print, canvas, plastic and frame materials from a variety of commodity-suppliers in Canada. Over the last three years, the increases to purchased material prices have been more that offset by relative increases in selling price due to the weakening Canadian Dollar against the United States Dollar. The Company's price lists were set-up when the Canadian and United States Dollar conversion was in the range $CAD1.30:$US1.00. In recent years the actual exchange has been at or above $CAD1.50:$US1.00, which has conferred a 15% improvement to the effective selling prices that the Company has enjoyed. In the last three years purchase costs have increased between 5 and 7% annually and are effectively eroding the selling price-exchange advantage.

The Company is operating at less than 10% capacity. Consequently, the fixed cost elements associated with its manufacturing operation have completely off-set the gross margin benefits realized by the company from the exchange-inflated sales prices. When the Company set its catalogue price lists, its mark-up on its variable costs was approximate 150%. On 2002 sales of $192,000 the Company enjoyed a margin of $115,000, after variable costs, however, this margin did not cover the Company's fixed costs such as its occupancy expenses, of $120,000 and plant indirect-wages of $55,000. Consequently, in fiscal 2002 the Corporation had a gross loss of $140,000 compared with a gross loss of $4,000 in fiscal
2001. The Company was able to mitigate some of its wage expenses by rotating employees through temporary lay-off programs permitted under Ontario labour law provisions. Under such arrangements the Company was able to lay-off employees up to a maximum of 35 weeks while only paying those employees' benefit costs. In turn, employees laid-off under such circumstances can claim accelerated employment benefit relief.

Net Loss

The operating loss remained at the same level as the previous fiscal years at approximately $0.5 million.

The Company had disposed of its investment in the Buck A Day Company in February 2002, for an amount equal to the net realizable value, and therefore did not continue to record ongoing losses from its former subsidiary. In fiscal 2001 and 2000 the Corporation's equity losses were $812,000 and $401,000 respectively.

Selling and administrative expenses were reduced to $312,000 in fiscal 2002 from $422,000 reported for fiscal 2001. The major savings were enjoyed through the reduction of: wages and benefits ($25,000); consulting fees ($40,000) and, professional fees ($25,000).

The Corporation continued to accrue interest on the 10% Notes at the annual rate of $US 31,500.

Year ended November 30, 2001, compared with year ended November 30, 2000
------------------------------------------------------------------------

Sales

Sales for the year ended November 30, 2001 were $520,528 down $286,616 from Sales of $807,144 in fiscal 2000.

The Company continued to be very reliant on a few customers for the majority of its sales revenues. In the year ended November 30, 2001, the Company recorded sales to its main retail customer of $203,460, which represents 39% of its total sales revenues in that year. The Company also recorded sales of $64,910 (13%) to a new customer in the home-show business. In the year ended November 30, 2000, revenues from the main retail customer were $442,809 (55% of that period total revenues) which was $239,350 higher than 2001. The reduction in sales to its main retail customer was a direct result of the Company's decision to suspend shipments to that customer, pending the customer's refinancing. During the year, the days outstanding on receivables from that customer deteriorated from 40 to 120 days. In the third quarter, the Company received confirmation that the retail customer was successful in refinancing its operations and re-commenced shipments on the backlog of orders from that customer of approximately $125,000. The interruptions in cash flow had caused the Company to suspend its payments to frame and packaging suppliers, which caused further shipment delays in the forth quarter and ultimately led to that customer reducing their order backlog substantially. As a result of the on-going collection problems with this customer the company purchased export insurance. On January 10, 2002, the customer filed a Chapter 11 petition, which resulted in the complete suspension of payments by that customer to the Company on trade receivables owed of approximately US$ 65,000. The Company subsequently filed an insurance claim and has received US$ 45,000.

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

c) Liquidity and Capital Resources.

Unless the Company is able to significantly increase sales from the level experienced in 2002, or continue to raise additional capital, it will not be able to perform all of its obligations in a timely manner. Although the Company is aggressively seeking additional sales from its major customers, as well as from other sources, no assurance can be given that the Company will be successful. The Company does not have sources for future loans. Also, there is no assurance that the Company will be able to obtain additional working capital from sale of its equity. If the Company is unable to increased sales, or obtain additional working capital from loans or from sale of its equity, it could have a material adverse effect on the ability of the Company to continue operations. Additionally, acquisition of loans or issuance by the Company of additional equity securities could cause substantial dilution to the interests and voting rights of current security holders.

Year ended November 30, 2002, compared with year ended November 30, 2001
------------------------------------------------------------------------

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

The total amount due to the note holders of $815,691 including accrued 10% interest and principal has been reflected as a current liability. These 10 % notes and accrued interest are secured by a general security agreement over the assets of the Company.

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

Dividends - Year ended November 30, 2002

None.

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


Year ended November 30, 2001, compared with year ended November 30, 2000
------------------------------------------------------------------------


During the 2001 fiscal year, the Company issued 800,000 common shares for a total cash consideration of $507,342. In addition 2,000,000 shares were issued in conjunction with the acquisition of Buck at a value of $470,000.

On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

Cash                          .............................             $500,000
Add - 2,000,000 Common Shares Issued
Fully Paid and Non-assessable .............................              470,000
--------------------------------------------------------------------------------

     Total Consideration      .............................             $970,000
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

     Total Consideration      .............................             $970,000
     Less - Shares Purchased  .............................               75,000
--------------------------------------------------------------------------------
            Allocated to Goodwill                                       $895,000
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

As a consequence of the above transactions, plus further common shares issues by Buck through October 31, 2001, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, was as follows:

The LaBuick Group,
1483516 & other                18,000,000                  80%
ART                             2,000,000                  10%
--------------------------------------------------------------
TOTAL                          20,000,000                 100%
--------------------------------------------------------------

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

Dividends - Year ended November 30, 2001
----------------------------------------

None.

Dividends - Year Ending November 2000.
--------------------------------------

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

On July 14, 2000, the Company declared a stock dividend, whereby effective August 15, 2000, Class "C" Common shareholders of record received 3 Class "C" Common shares for each Class "C" Common share owned on the record date of August 2, 2000. On a fully diluted basis, the stock dividend was 300,000 common shares. Effectively, this transaction was mechanically similar to a 4:1 stock split. Therefore, only a nominal value of $1 {one dollar} was added to the stated share capital and attributed to the dividend.

While the Company had a shareholders' deficit on the date of the dividends distributions, it was for practical purposes exempt from the provisions of the Ontario Business Corporations Act restricting its ability to issue dividends, as no assets of the Company have been actually distributed.

Legal proceedings -- information on the 10% Note Holders
--------------------------------------------------------

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

The Company and the note holders did not negotiate any further extensions during fiscal 2001 and fiscal 2002; however, the note holders have made no payment demands.

       ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Corporation has increasing exposure to exchange risk from its United States dollar debt. The table below summarizes the principle USD$ debt arising from its notes and trade payables. In addition the Corporation has not paid any interest on its USD$ notes, which accrues annually at 10%. The total exposure to USD$ debt has increased from $559,000 to $685,000, from 1999 to 2003 respectively. The exchange rate between CAD / USD $'s has been somewhat volatile ranging from a high to low of 1.6 / 1.0 to 1.35 / 1.0 correspondingly; in the last six months to May 30, 2003, the Canadian dollar has strengthened significantly generating an unrealized exchange gain of approximately $100,000. Currently the Corporation's USD$ assets are negligible, its sales revenues, which are mainly USD$ have dived in recent years, resulting in only minor USD$ trade receivables. In the past five years the Corporation had a maximum trade receivable in USD$ of approximately 100,000.

--------------------------- ---------- ---------- --------- ----------  --------
                            May 30     Nov 30     Nov 30    Nov 30      Nov 30
                            03         02         01        00          99
--------------------------- ---------- ---------- --------- ----------  --------
Fixed Interest
--------------------------- ---------- ---------- --------- ----------  --------
10% USD Notes
--------------------------- ---------- ---------- --------- ----------  --------
   Principle (USD $)        315,000    315,000    315,000   315,000     315,000
--------------------------- ---------- ---------- --------- ----------  --------
   Accrued Interest (USD $) 221,958    206,208    174,708   143,208     111,708
--------------------------- ---------- ---------- --------- ----------  --------
                            536,958    521,208    489,708   458,208     426,708
--------------------------- ---------- ---------- --------- ----------  --------
   US$ Trade Payables       148,676    132,750    132,750   132,750     132,750
--------------------------- ---------- ---------- --------- ----------  --------
                            685,634    653,958    622,458   590,958     559,458
--------------------------- ---------- ---------- --------- ----------  --------
Exchange Rate USD:CAD $*    1.3685     1.5650     1.5728    1.5360      1.4709
--------------------------- ---------- ---------- --------- ----------  --------
                            938,290    1,023,444  979,002   907,711     822,907
--------------------------- ---------- ---------- --------- ----------  --------
*Exch. Rate Increase        (12.6)%    (0.0)%     2.4%      4.4%           --
(Decrease)
--------------------------- ---------- ---------- --------- ----------  --------
--------------------------- ---------- ---------- --------- ----------  --------

Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.

------------------------------------ -------- -------- -------- -------- -------
                                       2003     2002     2001     2000     1999
------------------------------------ -------- -------- -------- -------- -------
Assumed sales revenues in USD$       100,000  100,000  100,000  100,000  100,000
------------------------------------ -------- -------- -------- -------- -------
Canadian equivalents                 136,850  156,500  157,800  153,600  147,090
------------------------------------ -------- -------- -------- -------- -------
COGS, approximately (annual 2.5% RM  49,672   48,460   47,278   46,125   45,000
 price increase)
------------------------------------ -------- -------- -------- -------- -------
Gross Profit (GP)                    87,178   108,040  110,522  107,475  102,090
------------------------------------ -------- -------- -------- -------- -------
(Loss) contribution vs highest GP    (23,344) (2,482)  0        (3,047)  (8,432)
------------------------------------ -------- -------- -------- -------- -------

During fiscal 2002, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.53: $US1.0 to a high of $CAD1.60: $US1.0. Approximately $176,000 (92%) of the Company's sales revenues was transacted in US dollars.


We are exposed to variety of risks, indirectly by changes in interest rates affecting consumer-purchasing habits and directly affected by currency fluctuations between the Canadian and US dollars. The Company does not purchase forward foreign exchange contracts. The Company has no debt or credit subject to variable interest rates. The exchange gains and losses that the Company may be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a weakening of the Canadian dollar relative the United Sates dollar would likely have permanent negative impact from the balance sheet perspective, as the Corporation would become more exposed to its net USD liabilities. Conversely, a strengthening Canadian dollar reduces the gross profits of the Corporation.

                          ITEM 8. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

                                AUDITORS' REPORT

To the Shareholders of
A.R.T. International Inc.


We have audited the balance sheet of A.R.T. International Inc. as at November 30, 2002 and 2001 and the statements of loss, shareholders' deficit and cash flows for each of the years in the three-year period ended November 30, 2002, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with Canadian and United States generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2002 and 2001 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2002, 2001 and 2000 in accordance with generally accepted accounting principles.

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events, such as the going concern uncertainty described in Note 13 to the financial statements. Our report to the shareholders dated May 20, 2003 is expressed in accordance with Canadian and United States reporting standards. Canadian reporting standards do not permit a reference to such events and conditions in the auditors' report when they are adequately disclosed in the financial statements.

The previous report dated February 20, 2003 has been withdrawn and the financial statements have been revised to reflect the adjustments referred to in Note 16.




Toronto, Canada            CHARTERED ACCOUNTANTS


May 20, 2003

                            A.R.T. INTERNATIONAL INC.

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

                            A.R.T. INTERNATIONAL INC.

                                  BALANCE SHEET

                           NOVEMBER 30, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)






                                                       2002            2001
                                                   ------------    ------------
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities   $    744,925    $    712,052
        Loans Payable [Note 5]                          354,176         171,367
        Notes Payable [Note 6]                          815,691         770,212
                                                   ------------    ------------

                               TOTAL LIABILITIES      1,914,792       1,653,631
                                                   ------------    ------------






SHAREHOLDERS' DEFICIENCY
    SHARE CAPITAL [Note 7]
        COMMON SHARES 26,108,544                     10,495,217      10,495,217
        CLASS "C" COMMON SHARES 400,000                 100,001         100,001
                                                   ------------    ------------

                                                     10,595,218      10,595,218

    CONTRIBUTED SURPLUS                              11,775,000      11,775,000

    DEFICIT                                         (24,127,639)    (23,628,360)
                                                   ------------    ------------
                                                     (1,757,421)     (1,258,142)

                        TOTAL LIABILITIES
                  LESS SHAREHOLDERS' DEFICIENCY    $    157,371    $    395,489
                                                   ============    ============







APPROVED BY THE BOARD:  Director _________________ Director ____________________




To be read in conjunction with the Auditors' Report attached hereto dated May 20, 2003.


                            A.R.T. INTERNATIONAL INC.

                       STATEMENT OF SHAREHOLDERS' DEFICIT

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)




                                                            CLASS "C"
                                             COMMON          COMMON        CONTRIBUTED    SHAREHOLDERS'
                                             SHARES          SHARES          SURPLUS         DEFICIT
                                          -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 1999              $   2,248,961   $     100,000   $  11,775,000   $  21,377,103

ADD - Shares Issued per Stock Dividend          570,000            --              --              --
    - Option Exercised                           64,476            --              --              --
    - Conversion of Class "A" Preferred
          Shares, Series 1                    3,701,809            --              --              --
    - Conversion of Class "A" Preferred
          Shares, Series 2                    2,785,628            --              --              --
    - 3 for 1 Stock Dividend                          1               1            --                 2
    - Shares Issued Post-stock Dividend         147,000            --              --              --
    - Net Loss                                     --              --              --           947,432
                                          -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2000                  9,517,875         100,001      11,775,000      22,324,537

ADD - Shares Issued Post-stock Dividend         977,342            --              --              --
        - Net Loss                                 --              --              --         1,303,823
        - Dividend                                 --              --              --              --
                                          -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2001                 10,495,217         100,001      11,775,000      23,628,360

ADD - Net Loss                                     --              --              --           499,279
                                          -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2002              $  10,495,217   $     100,001   $  11,775,000   $  24,127,639
                                          =============   =============   =============   =============












The accompanying notes form an integral part of these financial statements.


                            A.R.T. INTERNATIONAL INC.

                                STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)

                                                             2002            2001            2000
                                                         ------------    ------------    ------------

SALES                                                    $    191,820    $    520,528    $    807,144
                                                         ------------    ------------    ------------

COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                       327,566         518,946         681,530

        Amortization of Capital Assets                          4,632           5,790           7,238
                                                         ------------    ------------    ------------
                                                              332,198         524,736         688,768
                                                         ------------    ------------    ------------

                               GROSS PROFIT (LOSS)           (140,378)         (4,208)        118,376


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                             312,734         422,466         614,488
                                                         ------------    ------------    ------------

                              LOSS FROM OPERATIONS           (453,112)       (426,674)       (496,112)


        Foreign Exchange Loss (Gain)                           (9,380)         13,355          (2,346)
        Amortization of Capital Assets                          6,092           3,911           4,888
        Loan Interest                                          49,455          47,699          47,980
                                                         ------------    ------------    ------------

                           LOSS BEFORE UNDERNOTED ITEM       (499,279)       (491,639)       (546,634)


EQUITY IN LOSS OF AFFILIATED COMPANY                             --          (812,184)       (400,798)
                                                         ------------    ------------    ------------

                                LOSS BEFORE TAXES            (499,279)     (1,303,823)       (947,432)

PROVISION FOR INCOME TAXES [Note 12]                             --              --              --
                                                         ------------    ------------    ------------

                                    NET LOSS             $   (499,279)   $ (1,303,823)   $   (947,432)
                                                         ============    ============    ============

NET LOSS PER COMMON SHARE [Note 11(b)]                   $      (0.02)   $      (0.05)   $      (0.06)
                                                         ============    ============    ============


WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 11(d)]                             26,083,544      26,083,544      16,096,346
                                                         ============    ============    ============




The accompanying notes form an integral part of these financial statements.


                            A.R.T. INTERNATIONAL INC.

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 2002, 2001 AND 2000
                          (STATED IN CANADIAN DOLLARS)


                                                                2002           2001           2000
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $  (499,279)   $(1,303,823)   $  (947,432)
    Adjustments for:
        Amortization of Capital Assets                           10,724          9,701         12,126
        Equity in Loss of Affiliated Company                       --          812,184        400,798
        Legal Expenses Reimbursed by Affiliated Company            --           57,018           --
        Inventories - Current and Long-Term                      41,859         74,590         (9,211)
        Accrued Interest and Penalties on
           Notes Payable                                         45,479         66,405         76,172
                                                            -----------    -----------    -----------
                                                               (401,217)      (283,925)      (467,547)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                      35,098         43,363         25,263
        Prepaid Expenses and Deposits                              --            9,000         (9,000)
        Accounts Payable and Accrued Liabilities                 32,873         26,761        120,636
                                                            -----------    -----------    -----------
                                                               (333,246)      (204,801)      (330,648)
                                                            -----------    -----------    -----------


CASH FLOWS FROM FINANCING ACTIVITIES
        Loans Payable                                           182,809        111,367         60,000
        Notes Payable                                              --             --             --
        Issuance of Share Capital for Cash {Net}                   --          507,342        831,478
        Dividends                                                  --             --               (2)
                                                            -----------    -----------    -----------
                                                                182,809        618,709        891,476
                                                            -----------    -----------    -----------



CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in Affiliated Company                        170,000       (500,000)      (470,000)
                                                            -----------    -----------    -----------

                          NET INCREASE (DECREASE) IN CASH        19,563        (86,092)        90,828

CASH - Beginning of Year                                         15,597        101,689         10,861
                                                            -----------    -----------    -----------

CASH - End of Year                                          $    35,160    $    15,597    $   101,689
                                                            ===========    ===========    ===========





The accompanying notes form an integral part of these financial statements.

                            A.R.T. INTERNATIONAL INC.


                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2002
                          (STATED IN CANADIAN DOLLARS)


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

              Equipment, Furniture and Fixtures............20% Declining Balance

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

     (E)  TRANSLATION OF FOREIGN CURRENCIES

          These financial statements are presented in Canadian dollars. Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are included in the Income Statement. The $8,576 loss is made up of $5,403 gain on their U.S. bank account and $13,979 loss on note payable.

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


     (G)  REVENUE RECOGNITION

          Revenues (and cost of sales) are recognized as title to products and material passes to the customer.


3.   INVENTORIES

     Inventories consist of the following:

                                        2002                                              2001
                  -----------------------------------------------   -----------------------------------------------

                                   Provision for                                     Provision for
                                    Obsolete and                                      Obsolete and
                     Gross          Slow-Moving          Net           Gross          Slow-Moving          Net
                     Amount         Inventories        Amount          Amount         Inventories        Amount
                  -------------    -------------    -------------   -------------    -------------    -------------
Finished Goods    $      60,840    $     (19,460)   $      41,380   $      67,107    $        --      $      67,107
Work-in-Process            --               --               --            48,827          (48,827)            --
Raw Materials            44,910          (17,887)          27,023          43,155             --             43,155
                  -------------    -------------    -------------   -------------    -------------    -------------

                  $     105,750    $     (37,347)   $      68,403   $     159,089    $     (48,827)   $     110,262
                  =============    =============    =============   =============    =============    =============



4.   CAPITAL ASSETS
                                                2002                            2001
                                   -------------------------------------------------------------

                                    ACCUMULATED      NET BOOK        NET BOOK
                                       COST        AMORTIZATION        VALUE           VALUE
                                   ---------------------------------------------   -------------

Equipment, Furniture and Fixture   $     358,821   $     330,741   $      28,080   $      38,804
                                   =============   =============   =============   =============

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
                                       =========   =========

          During the year, the Company issued $ Nil [2001 - 1,000,000] common stock options, pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, with an expiry date of December 4, 2001, which may be extended at the discretion of the Company provided that such extension complies with the stock option plan.

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

10.  LEASE COMMITMENT

     Under a long-term lease expiring March 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

           FISCAL YEAR ENDING                             AMOUNT
           ------------------                            --------

           2003........................................  $66,595
           2004........................................   71,950
           2005........................................   75,354
           2006........................................   25,280


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

          For U.S. G.A.A.P. purposes the "Treasury Stock Method" increases the weighted average number of shares by a factor, which takes into consideration the number of stock options outstanding, the exercise price of these stock options and the quoted market price for the Company's shares. No similar calculation is required under Canadian G.A.A.P. to determine the weighed average number of shares. As the Company is in a loss position, the weighted average number of shares for U.S. G.A.A.P. purposes does not take into account the potential conversion of the preference shares or the stock options, as the effect would be anti-dilutive.


      (F)  EARNINGS PER SHARE

          As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.

     (G)  STATEMENT OF CASH FLOW

          For U.S. GAAP purposes, the bad debt and inventory reserves are non-cash adjustments to net loss rather than adjustments to working capital

12.  INCOME TAXES

     There are no current or future income taxes payable in Canada or the United States.

     The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $4,440,415 [2001 - $5,068,860] available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

     These losses expire as follows:

     YEAR                             CANADIAN         U.S.          TOTAL
     ----                           ------------   ------------   ------------

     2003........................   $       --     $  1,530,000   $  1,530,000
     2004........................        924,031           --          924,031
     2005........................        395,462           --          395,462
     2006........................         88,687           --           88,687
     2007........................        531,742           --          531,742
     2008........................        481,938           --          481,938
     2009........................        488,555           --          488,555
                                    ------------   ------------   ------------

                                    $  2,910,415   $  1,530,000   $  4,440,415
                                    ============   ============   ============

13.  GOING CONCERN

     The accompanying financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern, is potentially inappropriate because there is substantial doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital, the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

14.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                       2002                      2001
                              -----------------------   -----------------------
                                           Percentage                Percentage
                              Percentage   of Accounts  Percentage   of Accounts
                               of Sales    Receivable    of Sales    Receivable
                              ----------   ----------   ----------   ----------
     SALES THROUGH ONE RETAIL
      COMPANY (U.S.)                 65%          29%          40%           67%
                              ==========   ==========   ==========    ==========

15.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the year 2002 [2001: interest - $ Nil; income taxes - $ Nil] [2000: interest - $ Nil; income taxes - $ Nil].


16.  REVISED FINANCIAL STATEMENTS

     Revisions to the accompanying financial statements have been made in the following sections:

     (I)  FINANCIAL STATEMENTS:

          Statements of Shareholders' Deficit, Loss and Cash Flows.

     (II) NOTES TO FINANCIAL STATEMENTS:

          o    Summary of Significant Accounting Policies:

               2(e) Translation of Foreign Currencies; and
               2(g) Revenue Recognition

          o Reconciliation between Canadian and United States Generally Accepted Accounting Principles:

               11(g) Statement of Cash Flow

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

Dennis Labuick resigned effective August 31 2001.

Subsequent to the year end, an Annual, General and Special Meeting of Shareholders of Corporation, was held at the Corporation's offices located at 5-7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, on May 7, 2003. At that meeting Simon Meredith, Michel Van Herreweghe, Roger Kirby, Stephan Gudmundsson were elected as Directors of the Corporation to hold office until the next Annual Meeting or until their successors are elected or appointed

Simon P. Meredith, President & COO -- was elected a director of the Company and President and Chief Operating Officer in November 1994. Mr. Meredith is a
Chartered Accountant and was Vice President, Finance and Administration of Gormont Group Limited from April 1991 through December 1994. He was a consultant for Helix Investments Limited (a private investment group) from October 1990 through March 1991 and Vice President, Finance and Administration of The Diecut Group, Inc from June 1987 through September 1990.

Marc Bielby is vice president of Computer Stop Limited, 1994 to the present.

Michel van Herreweghe, Chairman & CEO -- Was Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to present; Director
Commonwealth Asset Managers Limited (Bahamas) 1994 to June 1997. He was appointed State of Florida Commissioner of Deeds 1994 to March 1999; Director Creditanstalt Bank of Switzerland, A.G. 1996 to present;

Roger Kirby, Director. -- Is President of Enviro-Lite International Inc; General Manager of Can-Am Teck Inc. 1991; Vice-President Sales for Demax Inc. 1990; President of Telephony Communications International Inc. from 1987 through 1990; President of Nickeldale Resources Inc. to November 1996.

Stephan Gudmundsson --

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

                                                              (In Canadian Dollars)
---------------------------------------------------------------------------------------------------------------------
                                           Annual Compensation              Long-Term Compensation Awards
 Name and                      Year  Salary($)    Bonus($)  Other Annual    Restricted  Securities        All
 Principal Position            ----  ---------    -------   Compensation($)   Stock     Underlying       Other
                                                            ---------------  Awards($)  Options (#)  Compensation ($)
                                                                             ---------  -----------  ----------------
 Simon Meredith (1)            2002      --         --          60,000          --           --             --
 President                     2001      --         --         120,000          --        200,000           --
                               2000      --         --         120,000          --          --              --
 Marc Bielby, Director         2002      --         --           --             --          --              --
                               2001      --         --           --             --          --              --
 Michel van Herreweghe,        2002      --         --           --             --          --              --
 Chairman                      2001      --         --           --             --        360,000           --
                               2000      --         --           --             --           --             --
 Roger Kirby, Director         2002      --         --           --             --           --             --
                               2001      --         --           --             --         10,000           --
                               2000      --         --           --             --           --             --
 Ed LaBuick                    2002      --         --           --             --           --             --
 (Father of Dennis La Buick)   2001      --         --           --             --        500,000           --
                               2000      --         --           --             --           --             --
 Dennis LaBuick                2002      --         --           --             --           --             --
 (Son of Ed LaBuick            2001      --         --           --             --        500,000           --
                               2000      --         --           --             --           --             --

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

The Audit Committee.

The Audit Committee, which meets two times during a fiscal year, consists of Michel Van Herreweghe, Simon Meredith and Roger Kirby. The Corporation has not adopted a written charter for the audit committee. This committee is primarily concerned with assisting the Board in fulfilling its fiduciary responsibilities relating to accounting policies and auditing and reporting practices and insuring that all Canadian standards of practice comport with standards adopted and required by the SEC and other appropriate regulatory authorities. The committee also is tasked with assuring the independence of the Company's public accountants, the integrity of management and the adequacy of the Company's financial disclosure. Its duties include recommending the selection of independent accountants, reviewing the scope of the audits and the results thereof, and reviewing the organization and scope of the Company's internal systems of financial control and accounting policies. It is anticipated that new rules concerning independence, competence and mandated reviews will be adopted by the Audit Committee to comport with recent U.S. legislation, and the appropriate disclosures will be included as they become effective.

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

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values
-------------------------------------------------------------------------------
     Name             Open         Options          Options          Close
                    Options        Granted          Expred          Options
------------- ---------------- --------------- ---------------- ---------------
                  Qty      $     Qty   $Price      Qty      $      Qty      $
                                        /sh.
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Simon
Meredith            --     --      --      --          --             --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Michel van
Herreweghe          --     --      --      --          --             --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Roger
Kirby               --     --      --      --          --             --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Roger
Scarr               --     --      --      --          --             --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Marc
Bielby              --     --      --      --          --             --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Ed
LaBuick (1)    500,000  1.0        --      --     500,000  1.0        --    --
------------- --------- ------ ------- ------- ----------- ---- --------- -----
Dennis
La Buick(2)    500,000  1.0        --      --     500,000  1.0        --    --
------------- --------- ------ ------- ------- ----------- ---- --------- -----

(1) 500,000 options  beneficially  owned by a related party
(2) Includes 250,000 options beneficially owned by a related party
(3) Ed and Dennis LaBuick are the founder shareholders of and senior management, CEO and President respectively, of Buck.



    ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As At November 30, 2002, no one shareholder, including directors, officers and employees own more than 5% of the common shares.

        ---------------------- ------------
                                 # Common
                Name           Shares Owned
        ---------------------- ------------
        Simon Meredith
        President                   200000
        ---------------------- ------------
        Michel van Herreweghe
        Chairman
                                    360000
        ---------------------- ------------
        Roger Kirby
        Director                     10000
        ---------------------- ------------
        Dennis Labuick (ex.)       1000000
        ---------------------- ------------
        Ed Labuick (ex.)           1000000
        ---------------------- ------------
        (1)  Includes common shares beneficially owned by spouse.

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

PART IV


   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a) Exhibits

Former Subsidiary - The Buck A Day Company ( "Buck" ) -- Financial Information.

Buck's Auditor and Management prepared the financial information presented herein below. Buck's fiscal year end does not coincide with that of the Corporation's, being July 31 and November 30 respectively. On December 4 2000, Buck became a fully owned subsidiary company of the Corporation. Consequently, management of the Corporation was able to obtain an audited financial statement of Buck for the 11 months ending November 30 2000.

During to the following years ending November 30, 2001 and 2002 the Corporation's ownership of the Buck common shares had been diluted to 10% and consequently Buck did not provide audited financial statements for years ending November 30 2001 and 2002.

On December 6, 2002, the management of Buck laid-off all employees of the corporation and subsequently filed Buck for bankruptcy proceedings. Shareholders of Buck representing approximately 60% and control of that corporation applied to the Ontario Courts for injunctive relief alleging that the management of the corporation, Edward LaBuick Dennis LaBuick and Keith Kennedy ("Defendants"), had misappropriated capital and corporate assets of the corporation for personal use. In subsequent rulings the Ontario Court halted the bankruptcy proceedings, removed the Defendants from management and directors of Buck, in addition Edward LaBuick and Keith Kennedy were ruled in contempt of court. On January 28, 2003, in a special meeting of shareholders of Buck a new board of directors was elected. Said directors and shareholders of the corporation attempted unsuccessfully to recommence operations in 2003; on and about April 2003 the landlord of Buck's offices repossessed the premises to protect landlord's rights and locked-out Buck. As a consequence ART's management has been unable to obtain complete financial information from its former subsidiary corporation.

Following are audited financial statements for Buck prepared by the auditors of said corporation including materials extracted from public filings made by Buck in conjunction with its NASDAQ registration application during 2001 and 2002.

The balance sheet of The Buck A Day Company Inc. at November 30, 2000 and the statements of operations, changes in shareholders' equity and cash flows for the eleven months from inception, January 1, 2000 through November 30, 2000. These audited financial statements were prepared in Canadian dollars.

The balance sheets of The Buck A Day Company Inc. as at July 31, 2001 and 2000 and the statements of operations, changes in shareholders' equity and cash flows for the year ended July 31, 2001 and from inception, January 1, 2000 through July 31, 2000. These audited financial statements were prepared in United States dollars.



                                AUDITOR'S REPORT


To the Shareholders of
The Buck A Day Company Inc.

I have audited the balance sheet of The Buck A Day Company Inc. as at November 30, 2000 and the statements of loss, deficit and cash flows for the eleven months then ended. These statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with generally accepted auditing standards. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion these financial statements present fairly, in all material respects the financial position of the company as at November 30, 2000 and the results of it's operations and changes in it's financial position for the eleven months then ended in the accordance with generally accepted accounting principles.



North York, Ontario
                                                             "Stephen Diamond"
February 21, 2001                                          Chartered  Accountant

                           THE BUCK A DAY COMPANY INC.
                        BALANCE SHEET (Canadian Dollars)
                                NOVEMBER 30, 2000


                                   A S S E T S


CURRENT
Cash                                                                $    80,149
Accounts receivable                                                      25,170
Prepaid expenses                                                        268,706
Inventory                                                                67,323
-------------------------------------------------------------------------------
                                                                        441,348
-------------------------------------------------------------------------------
Capital (Note 2)                                                        174,173
-------------------------------------------------------------------------------
                                                                    $   615,521
===============================================================================



                         L I A B I L I T I E S

CURRENT
Accounts payable and accrued liabilities                            $   753,824
                                                                    ===========
Advances from related parties (Note 3)                                  296,412
--------------------------------------------------------------------------------
                                                                      1,050,236
===============================================================================

                  S H A R E H O L D E R S ' D E F I C I E N C Y

Capital Stock (Note 4)                                                  545,000

(Deficit)                                                              (979,715)
-------------------------------------------------------------------------------
                                                                       (434,715)
-------------------------------------------------------------------------------
                                                                    $   615,521
===============================================================================

                           THE BUCK A DAY COMPANY INC.
                     STATEMENT OF DEFICIT (Canadian Dollars)
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2000



Balance, beginning of period                                          $    --

Net (loss)                                                             (979,715)
-------------------------------------------------------------------------------


Balance, end of year                                                  $(979,715)
===============================================================================

                           THE BUCK A DAY COMPANY INC.
                      STATEMENT OF LOSS (Canadian Dollars)
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2000



REVENUE
Sales                                                               $ 3,563,171
Cost of sales                                                        (2,483,117)
-------------------------------------------------------------------------------
                                                                      1,080,054
===============================================================================


EXPENSES
Automobile and travel                                                    46,482
Communication costs                                                     114,557
Consulting fees                                                           7,376
Insurance                                                                22,058
Interest and bank charges                                                 6,258
Media and printing costs                                                594,839
Office expenses                                                         196,698
Professional fees                                                        37,708
Rent expense                                                             89,635
Repairs                                                                  23,832
Salaries and commissions                                                772,513
Telemarketing costs                                                     125,113
-------------------------------------------------------------------------------
                                                                      2,037,069
 -------------------------------------------------------------------------------
OPERATING (LOSS)                                                       (957,015)

Amortization                                                            (22,700)
-------------------------------------------------------------------------------
NET (LOSS)                                                          $  (979,715)
===============================================================================

                           THE BUCK A DAY COMPANY INC.
                   STATEMENT OF CASH FLOWS (Canadian Dollars)
                  FOR THE ELEVEN MONTHS ENDED NOVEMBER 30, 2000

Funds Provided (Used)
Operating Activities

Net earnings (loss)                                                   $(979,715)
Amortization                                                             22,700
--------------------------------------------------------------------------------
                                                                       (957,015)
--------------------------------------------------------------------------------
Accounts receivable                                                     (25,170)
Prepaid Expenses                                                       (268,706)
Inventory                                                               (67,323)
Accounts payable and accrued liabilities                                753,824
--------------------------------------------------------------------------------
Changes in non-cash working capital                                     392,625
 -------------------------------------------------------------------------------

Cash used in operations                                                (564,390)
--------------------------------------------------------------------------------
Financing Activities
Advances from shareholders                                              296,412
Capital stock issuance                                                  545,000
--------------------------------------------------------------------------------
                                                                        841,412
--------------------------------------------------------------------------------


Investing Activity

Additions to capital assets                                            (196,873)
--------------------------------------------------------------------------------

Increase in Cash and Cash Equivalents
                                                                         80,149

Cash and Cash Equivalents
Beginning of Year                                                          --
--------------------------------------------------------------------------------
End of Year                                                           $  80,149
================================================================================

                           THE BUCK A DAY COMPANY INC.
                NOTES TO FINANCIAL STATEMENTS (Canadian Dollars)
                                NOVEMBER 30, 2000

1.   Summary of Significant Accounting Policies

(a)  Inventory

     Inventory is valued at the lower of cost and net realizable value.

(b)  Amortization

     Capital assets are recorded at cost. Amortization has been provided for in the accounts at the following rates:

     Furniture, equipment and computers                   -20% declining balance

(c)  Revenue Recognition

     Revenues and expenses are recognized on the accrual basis. Revenue from sales of products is recognized when title passes to customers, which is generally at the time goods are shipped.

(d)  Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more subjective of such estimates are deferred expenses relating to media advertising and telemarketing costs affecting future periods. The recorded amounts for such items are based on management's best information and judgement, and accordingly, actual results could differ from those estimates.

(e)  Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with the Canadian Institute of Chartered Accountants new income tax standard. Under this method, income tax liabilities and assets are recognized for the estimated tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases, using enacted income tax rates. The effect of a change in income tax rates on future income tax liabilities and assets is recognized in income in the period that the change occurs.

2.   Capital Assets

     Capital assets consist of the following:
                                                    Cost     Accumulated

                                                                    Amortization
--------------------------------------------------------------------------------
Net
---
Furniture, equipment and computers                $196,873   $ 22,700   $174,173
--------------------------------------------------------------------------------

3.   Shareholder Advances

     Shareholder advances are non interest bearing and repayable upon demand. The shareholders have indicated that no demand for repayment will be made in the current year.

4.   Capital Stock
--------------------------------------------------------------------------------
     Authorized without limited as to number

     Common shares
     Issued - 400 common shares                                       $ 545,000
--------------------------------------------------------------------------------

5.   Lawsuit

     A supplier of computer hardware and software has commenced an action against the company claiming the sum of $232,114, plus interest and costs for unpaid accounts. The company has defended the action that the supplier was in breach of certain representations made to the company. As a result of the alleged breaches, the company claims to have suffered a loss of profit and loss of future business and as a result is not indebted to the supplier in any amount. The company has further counter claimed against the supplier in the amount of $320,000 on account of such losses. This action is in the early stages and the outcome is uncertain, as such no amount relating to the counter claim has been reflected in the accounts. The amount of $232,114 is currently reflected in accounts payable.

INDEPENDENT AUDITOR'S REPORT

To the Shareholders of
The Buck A Day Company Inc.
Newmarket, Ontario, Canada

I have audited the balance sheets of THE BUCK A DAY COMPANY INC. as at July 31, 2001 and 2000 and the statements of operations, changes in shareholders' equity and cash flows for the year ended July 31, 2001 and from inception, January 1, 2000 through July 31, 2000. These statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audits.

I conducted my audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that I plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In my opinion, these financial statements present fairly, in all material respects, the financial position of the company as at July 31, 2001 and 2000 and the results of its operations and changes in its cash flows for the year ended July 31, 2001 and from inception, January 1, 2000 through July 31, 2000 in accordance with accounting principles generally accepted in the United States of America.

     North York, Ontario                                     "Stephen Diamond"
     September 15, 2001                                     Chartered Accountant


                           THE BUCK-A-DAY COMPANY INC.
                                 BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                      July 31,       July 31,      April 30,
As at                                                   2001           2000           2002
                                                                                  (Unaudited)
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
       Cash                                         $   316,427    $    25,164    $   226,568
       Accounts receivable                              126,621         39,628        105,490
       Prepaid expenses                                  49,377         84,317        134,468
       Inventory                                        122,037         12,117        368,180
       Loan to shareholders (Note 13)                      --             --          270,923
---------------------------------------------------------------------------------------------
TOTAL CURRENT ASSETS                                    614,462        161,226      1,105,629
FIXED ASSETS
(Net of accumulated depreciation)(Note 2)               191,647         90,255        325,240
GOODWILL - net (Note 3)                                 559,085           --             --
---------------------------------------------------------------------------------------------
                                                    $ 1,365,194    $   251,481    $ 1,430,869
---------------------------------------------------------------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
       Accounts payable and accrued liabilities
           (Notes 5 and 8)                          $ 1,184,277    $   286,093    $ 1,935,060
       Deferred marketing revenue (Note 6)              228,865           --             --
     Reserve for returns                                   --             --          191,266
---------------------------------------------------------------------------------------------
TOTAL CURRENT LIABILITIES                             1,413,142        286,093      2,126,326
---------------------------------------------------------------------------------------------

LONG TERM LIABILITIES
       Advances from shareholders' (Note 4)             834,976         33,825           --
       Provincial sales tax payable (Note 5)             79,319           --           24,129
---------------------------------------------------------------------------------------------

                                                        914,295         33,825         24,129
---------------------------------------------------------------------------------------------
TOTAL LIABILITIES                                     2,327,437        319,918      2,150,455
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
SHAREHOLDERS' DEFICIENCY:
Capital stock  (Note 7)                                 354,250        305,500      2,823,043
Additional Contributed Capital (Notes 3 and 7 )         585,241           --        1,299,241
Accumulated other comprehensive income (Note 8)          29,512         16,075         42,134
Deficit                                              (1,931,246)      (390,012)    (4,884,004)
---------------------------------------------------------------------------------------------
                                                       (962,243)       (68,437)      (719,586)
---------------------------------------------------------------------------------------------
                                                    $ 1,365,194    $   251,481    $ 1,430,869
=============================================================================================


                           THE BUCK-A-DAY COMPANY INC.
                            STATEMENTS OF OPERATIONS
                           (IN UNITED STATES DOLLARS)

                                                                                      9 MONTHS           9 MONTHS
                                                                     INCEPTION,        ENDED               ENDED
                                                                     JANUARY 1,       APRIL 30,          APRIL 30,
FOR                                             THE YEAR ENDED        2000 TO           2002               2001
                                                 JULY 31, 2001     JULY 31, 2000     (UNAUDITED)        (UNAUDITED)
--------------------------------------------------------------------------------------------------------------------
REVENUE
   Sales                                        $    5,381,008    $      733,973        12,356,968         4,164,467
   Cost of sales                                    (3,955,228)         (537,406)       (8,615,836)       (3,042,246)
--------------------------------------------------------------------------------------------------------------------

   Gross Profit                                      1,425,780           196,567         3,741,132         1,122,221
--------------------------------------------------------------------------------------------------------------------
EXPENSES
   Amortization                                         48,601             9,283            61,205            31,413
   Automobile and travel                                54,887            17,193            82,108            38,245
   Bad debts                                            38,440              --                --                --
   Communication costs                                  77,776            37,763           140,452            63,988
   Consulting fees                                     104,656               796           370,864              --
   Interest and bank charges                            11,937             2,438            45,286             4,990
   Media and printing costs                          1,114,561           186,847         1,604,643           735,284
   Office expenses                                      32,870            31,270           170,186            38,822
   Outside answering and approval                      184,218             2,550           348,122           129,656
   Professional fees                                    63,399            14,647           148,897            18,274
   Rent and utilities                                   67,585            32,106            71,007            49,556
   Repairs and maintenance                              23,547             6,945            21,394            15,669
   Salaries and commissions                          1,075,467           217,738         3,102,573           796,886
--------------------------------------------------------------------------------------------------------------------

                                                     2,967,014           586,579         6,166,736         1,922,763

NET LOSS BEFORE UNDERNOTED ITEM (Note 3)        $   (1,541,234)   $     (390,012)   $   (2,425,604)   $     (800,542)
Goodwill writeoff (Note 3)                                --                --            (527,153)             --
====================================================================================================================
NET LOSS                                        $   (1,541,234)   $     (390,012)   $   (2,952,757)   $     (800,542)
====================================================================================================================
Loss per share                                  $       (3,853)   $      (975.03)   $      (0.1546)           (2,001)
====================================================================================================================

Weighted average number of shares outstanding              400               400        19,097,223               400
====================================================================================================================


                           THE BUCK-A-DAY COMPANY INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                           (IN UNITED STATES DOLLARS)

                                                                                 Accumulated
                                                                                Comprehensive
                                                                                   Foreign
                                                                   Accumulated    Currency
                                          Number      Capital      Contributed   Translation   Accumulated
                                        of Shares      Stock         Capital      Adjustment     Deficit         Total
-------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                       --     $      --            --     $      --     $      --      $      --
Issued for cash                                360       305,500          --            --            --          305,500
Net Loss                                      --            --            --            --        (390,012)      (390,012)
Foreign currency translation
  adjustment (Note 8)                         --            --            --          16,075          --           16,075
-------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000                         360       305,500          --          16,075      (390,012)       (68,437)
Issued for cash                                 40        48,750          --            --            --           48,750
Pushdown accounting                           --            --         585,241          --            --             --
Net Loss                                      --            --            --            --      (1,541,234)    (1,541,234)
Foreign currency translation
  adjustment (Note 8)                         --            --            --          13,437          --           13,347
-------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2001                          400       354,250       585,241        29,512    (1,931,246)      (962,243)
Issue of Common Shares                   1,999,600             1          --            --            --                1
Settlement of secured creditor loans
and exercise of related A and B         14,600,000     1,290,140          --            --            --        1,350,140
Warrants
Exercise of C Warrants                     800,000         5,200          --            --            --            5,200
Private placement of common shares       2,522,974     1,147,452          --            --            --        1,087,452
Compensatory shares and warrants         2,600,000        26,000       714,000          --            --          740,000
Net loss for nine months ended
    April 31, 2002 (Unaudited)                --            --            --            --      (2,952,757)    (2,952,757)
Foreign currency translation
  adjustment (Note 8)                         --            --            --          12,622          --           12,622
-------------------------------------------------------------------------------------------------------------------------
Balance April 30, 2002 (Unaudited)      22,522,974   $   823,043   $ 1,299,241   $    42,134   $(4,884,004)   $  (719,585)
=========================================================================================================================


                           THE BUCK-A-DAY COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)

                                                                              9 MONTHS          9 MONTHS
                                                             INCEPTION,         ENDED             ENDED
                                                             JANUARY 1,       APRIL 30,         APRIL 30,
                                        THE YEAR ENDED         2000 TO           2002              2001
FOR                                      JULY 31, 2001     JULY 31, 2000     (UNAUDITED)       (UNAUDITED)
------------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities
Net (loss)                              $   (1,541,234)   $     (390,012)   $   (2,952,757)   $     (800,542)
   Amortization                                 48,601             9,283            61,205            31,413
   Goodwill writeoff                              --                --             527,153              --
   Reserve for returns                            --                --             191,266              --
   Compensatory shares and warrants               --                --             714,000              --
   Accounts receivable                         (86,993)          (39,628)           21,131               727
   Prepaid expenses                             34,940           (84,317)          (85,091)          (43,970)
   Inventory                                  (109,920)          (12,117)         (246,143)          (87,474)
   Loans to shareholders                          --                --            (270,923)             --
   Provincial sales tax payable                 79,319              --             (55,190)             --
   Accounts payable and
     accrued liabilities                       898,184           286,093           750,783           555,785
   Deferred marketing revenue                  228,865              --            (228,865)             --
------------------------------------------------------------------------------------------------------------
Cash used in operations                       (448,238)         (230,698)       (1,573,431)         (344,059)
------------------------------------------------------------------------------------------------------------
Financing Activities
   Advances from shareholders
      and loans payable                        801,151            33,825          (834,976)          336,624
   Proceeds from capital
      stock issuance                            48,750           305,500         2,468,793            48,750
   Additional contributed capital
     (Notes 3 and 7)                           585,241              --                --             585,241
------------------------------------------------------------------------------------------------------------


Cash provided by financing activities        1,435,142           339,325         1,633,817           965,334
------------------------------------------------------------------------------------------------------------

Investing Activity
   Additions to fixed assets                  (123,718)          (99,538)         (162,867)          (73,187)
   Goodwill (Note 3)                          (585,241)             --                --            (563,760)
------------------------------------------------------------------------------------------------------------

Cash used in investing activities             (708,959)          (99,538)         (162,867)         (636,947)
------------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate
   changes on cash                              13,318            16,075            12,622               370
------------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
   cash equivalents                            291,263            25,164           (89,859)          (10,761)
Cash and cash equivalents
   Beginning of year (inception)                25,164              --             316,427            25,164
------------------------------------------------------------------------------------------------------------
   End of year                          $      316,427    $       25,164    $      226,568    $       14,403
------------------------------------------------------------------------------------------------------------

                          THE BUCK-A-DAY COMPANY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                (Information as of and for the Nine Month Period
                  Ended April 30, 2002 and 2001 is Un audited)

1.   Summary of Significant Accounting Policies

     These financial statements are prepared in accordance with United States Generally Accepted Accounting Principles ("GAAP") applied on a consistent basis. There are no significant differences between Canadian GAAP and United States Accounting standards as applied to these financial statements.

     The company is in the business of selling computer hardware, software and peripherals produced by others, throughout Canada.

(a)  Reporting Currency and Foreign Currency translation

     The financial statements have been presented in U.S. dollars. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at the weighted average rate for the period. Translation adjustments are deferred in accumulated other comprehensive income (loss), a separate component of shareholders' equity.

(b)  Inventory

     Inventory is valued at the lower of cost and net realisable value and consists of goods purchased and held for resale.

(c)  Depreciation/Amortization

     Fixed assets are recorded at cost. Depreciation / amortization has been provided for in the accounts at the following rates:

     Furniture, equipment and computers - 20% declining balance

     Goodwill - 15 years straight line basis

(d)  Revenue Recognition

     Revenues and expenses are recognized on the accrual basis. Revenue from sales of products is recognized when title passes to customers, which is at the time goods are shipped. Staff Accounting Bulletin ("SAB") No. 101 issued by the Securities and Exchange Commission ("SEC") requires the company to report any changes in revenue recognition as a cumulative change in accounting principle at the time of implementation. The adoption of SAB 101 did not have a material impact on the Company's financial position or results of operations.

     EITF 99-19 requires the company to determine how revenues are recognized, on a gross less cost basis or on a net revenue basis. The company has followed the guidance of EITF 99-19 and reports revenues on gross basis. The company purchases and takes title to inventory before it is sold and if it is returned. The company assumes general inventory risk in the transaction. Further the company establishes, within economic constraints, the price charged to the customer. The company maintains primary responsibility in fulfilling the needs of the customer. It is the company's responsibility to determine the nature, type, characteristics and specifications of inventory sold to the consumer. The company is responsible for collecting the sales price from the customer and has to pay the supplier regardless of whether the full sales price has been collected.

     Revenue from software sales (which is not modified or customized) is recognized when there is persuasive evidence of a sales arrangement, delivery has occurred, the fee is fixed or determinable and collectability of the sales price is probable.

     The company's policies for rights of return meet the criteria of SFAS # 48 since the selling price to the buyer is substantially fixed or determinable at the date of sale. The buyer is obligated to pay the company and that obligation is not contingent on resale of the product. The buyer's obligation is unchanged in the event of theft or destruction of the product. Upon the delivery of the product the buyer assumes the risks of ownership. The buyer acquiring the product has physical presence and substance beyond that of the company. The company does not have significant obligations for future performance to directly bring about the resale of the product by the buyer.

     The company reports sales revenues net of returns. We continually evaluate the returns of inventory by customers to ensure that there are no problems with the inventory or that the customer can be sold a more appropriate product. Actual returns are processed in the month the product is returned. The return reserve is estimation by management based on the average historic percentage ratio of returns to gross sales. In determining the appropriate return ratio, management reviews average historic ratios for the year to date and for the latest quarter. Where the current quarterly return ratio has deteriorated from the year to date return ratio, management will record the reserve for potential returns based on the quarterly data, provided management is unable to identify specific reasons for the deterioration that are of a non-recurring nature.

(e)  Unaudited Interim Financial Data

     The unaudited financial statements for the nine-months ended April 30, 2002 and 2001 reflect all adjustments, all of which are of a normal recurring nature, which are in the opinion of management, necessary to a fair presentation of the results for the interim periods presented and are not necessarily indicative of full year results.

(f)  Use of Estimates

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The more subjective of such estimates are deferred expenses relating to media advertising, certain shipping costs and telemarketing costs affecting future periods. The recorded amounts for such items are based on management's best information and judgement, and accordingly, actual results could differ from those estimates.

(g)  Income Taxes

     The Company follows the liability method of accounting for income taxes in accordance with the Canadian Institute of Chartered Accountants new income tax standard and SFAS #109 -- Accounting for income taxes. Under this method, income tax liabilities and assets are recognised for the estimated tax consequences attributable to differences between the amounts reported in the financial statements and their respective tax bases, using enacted income tax rates. The effect of a change in income tax rates on future income tax liabilities and assets is recognised in income in the period that the change occurs.

(h)  Cash Flows

     For purposes of the statements of cash flows, the company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

(i)  Earnings (Loss) Per Share

     Basic and diluted earnings (loss) per share have been computed in accordance with SFAS No. 128. Basic earnings (loss) per share has been computed on the basis of the weighted average number of common shares outstanding. Separate diluted earnings (loss) per share has not been presented, as the effect of any common stock equivalents, on such calculation, would be antidilutive.

2.   Fixed Assets

                     Fixed assets consist of the following:

                                        July 31,       July 31,      April 30,
                                          2001           2000           2002
                                                                    (Unaudited)
-------------------------------------------------------------------------------

Furniture, equipment
and computers                         $   223,256    $    99,538    $   349,714
Leasehold improvements                       --             --           49,078
Less: accumulated depreciation            (31,609)        (9,283)       (73,552)
-------------------------------------------------------------------------------

                                      $   191,647    $    90,255    $   325,240
===============================================================================

3.   Goodwill

     The financial statements include the initial goodwill acquired in the transactions described below with A.R.T. International Inc. ("ART"). Management has determined that goodwill should be amortized over 15 years.

     On December 15, 1999 , Buck executed an agreement with ART. ART initially had the right to purchase a 44% interest in Buck. By March 30, 2000, ART had paid Buck $273,680 for 160 common shares, representing 44.44% of the total issued share capital of Buck. On April 27, 2000 ART loaned Buck $48,750 under an agreement which allowed ART the right to convert an additional 40 common shares, representing an additional 5.56% of the total issued share capital. Effective August 8, 2000, ART exercised its option and converted its loan into equity, thereby bringing its ownership in Buck up to 50%. On December 4, 2000 ART acquired the balance of 200 common shares to own 100% of Buck for $627,150 including cash of $328,430 and $298,720 of ART common shares, from other shareholders of Buck.

     The total consideration paid by ART was as follows:

     Cash:
     Initial investment                                               $  273,860
     Loan converted                                                       48,750
     Final investment                                                    328,430
     ---------------------------------------------------------------------------
     Total cash consideration                                         $  651,040
     2,000,000 ART common shares                                         298,720
     ---------------------------------------------------------------------------
     Total consideration                                              $  949,760

     In the opinion of management, the underlying fair market value of assets sold to ART approximated the book value as stated in Buck's interim financial statements for the period ended November 30, 2000. The consideration was allocated as follows:

                                                                  July 31, 2001

     Total consideration                                          $     949,760
     Purchase price of 200 common shares by ART                        (364,519)
     ---------------------------------------------------------------------------
     Allocated to Goodwill                                        $     585,241
     ===========================================================================

     Under the guidance of SAB Topic 5-J whereby the form of ownership is within the control of the parent company the goodwill and resultant contributed capital of $585,241 have been 'pushed down' into Buck.

                                       July 31, 2001    July 31, 2000   April 30, 2002
--------------------------------------------------------------------------------------
Goodwill on acquisition                $     585,241    $        --     $      585,241
Accumulated amortization of goodwill         (26,156)            --            (58,088)
Write off of goodwill (a)                       --               --           (527,153)
--------------------------------------------------------------------------------------
Net                                    $     559,085             --     $         --
======================================================================================

     (a) Management has determined that as of April 30, 2002, Buck's continuing losses and negative working capital have created an uncertainty of future sustainable profits by Buck resulting in the decision to write off the goodwill as at April 30, 2002.


4.   Shareholder Advances and Loans payable

     Shareholder advances and loans payable are non-interest bearing and repayable upon demand. The shareholders have indicated that no demand for repayment will be made in the current year. Shareholder loans are secured by a debenture over the assets of the company. Subsequent to July 31, 2001, the shareholder advances and loans payable were converted to common shares of the company's stock.

5.   Provincial Sales Tax

     Due to poor cash flow during the first year of operations, the company was delinquent in remitting its Provincial Sales Tax payments. The company entered into a structured repayment plan with the Provincial Sales Tax authority. The company is committed to 24 equal payments of principal and interest in the amount of $8,269 per month. At July 31, 2001 the current portion due was $89,175 and is included in accounts payable and accrued liabilities. The company is currently not in default with the terms of the payment plan.

6.   Deferred Marketing Revenue

     During the year the company entered into a three year agreement with IBM Canada Ltd. ("IBM") to promote and sell IBM products exclusively. In addition to the agreement IBM provided co-marketing funds in the amount of $227,500 with an additional $32,500 of co-marketing funds to be provided semi-annually. Management utilized the entire amount received by January 31, 2002. IBM advanced these funds to secure the company's exclusivity for the sale of IBM products. The funds are non-refundable and can be utilized at the discretion of management.

7.   Capital Stock

     Capital stock - no par value, unlimited number of common shares authorized;
     Issued:  - July 31,  2001 - 400 , July 31,  2000 - 360 and April 30, 2002 -
     22,522,974 shares issued and outstanding

     (i) Warrants

     On July 7, 2001, the Company issued Series B Warrants for 3,000,000 common shares at $0.15 per common share. The Warrants were issued to the holders of secured convertible loans totaling $450,000, and were exercisable within 30 days following the date of conversion of the secured convertible loans into 3,000,000 common shares of the Company.

     In August 2001, the Company issued Series A Warrants for 1,500,000 Common Shares at $0.0065 per common share. The Warrants were issued to the holders of secured convertible loans to the company totaling $441,690, and were exercisable within 30 days following the date of conversion of the secured convertible loans into 7,100,000 common shares of the Company.

     In August 2001, the Company issued Series C Warrants for 800,000 common shares at $0.0065 per common share. The Warrants were issued to ART, and were exercisable within 120 days following the issuance of common shares arising from the conversion of the secured convertible loans into common shares.

     The Series A, B and C Warrants have been fully exercised during the nine months ended April 30, 2002.

     On October 1, 2001, the company issued 3,000,000 Class E Warrants to 37 investors. Class E Warrants are exercisable at $0.15 per common share, expire on October 1, 2002 and entitles the holder to one share of Company common stock.

     In December 2001, the Company issued 600,000 Class D Warrants as compensation for services rendered by a business consultant. Class D Warrants are exercisable at $0.25 per share, expire on December 1, 2002 and entitles the holder to one share of Company common stock. The Class D Warrants have been valued at 15 cents per warrant, under the Black Scholes method, resulting in an aggregate charge to consulting service expense and contributed capital of $90,000.

     In February 2002, the company issued 500,000 Class F Warrants to a consultant as compensation for services rendered in their capacity as a marketing consultant to the company. Class F Warrants are exercisable at $0.50 per share, expire on February 1, 2003 and entitles the holder to one share of Company common stock.

     (ii)Common Stock

     From inception, January 1, 2000, through May 31, 2000, the Company issued 360 shares of its common stock for net proceeds of $305,500.

     In August 2000, the Company issued 40 shares of it common stock for net proceeds of $48,750.

     In August 2001, the Company issued to ART International Inc. 1,999,960 common shares for $1, which brought the total common shares owned by ART to 2,000,000.

     Through September 2001, the company issued 8,600,000 shares of its common stock in settlement of secured creditor loans ($441,690) and the exercise of the Series A Warrants ($8,450) aggregating $450,140. The Company also issued 6,000,000 shares of its common stock and received net proceeds of $840,000 upon the conversion of secured convertible loans and the exercise of Series B Warrants. In addition, the Series C Warrants were exercised and the Company issued 800,000 shares of its common stock for net proceeds of $5,200.

     In October 2001, the company issued 2,600,000 shares of its common stock with an aggregate value of $650,000 in lieu of payment of salaries and consulting fees resulting in additional contributed capital.

     In December 2001 through February 2002, pursuant to a private placement of its common shares, the Company issued an aggregate of 2,522,974 shares of its common stock for net proceeds of $11,147,452.

8.   Foreign Currency Translation Adjustment

     The balance in the foreign currency translation adjustment account includes historic amounts related to the Corporation's long term assets and liabilities.

9.   Lawsuit

     A supplier of computer hardware and software commenced an action against the company in July 2001 claiming the sum of $150,875, plus interest and costs for unpaid accounts. This amount was reflected in accounts payable as of July 31, 2001. The Company settled this action in December 2001 for $45,875 and effected payment at that time.

10.  Income Tax Losses

     The company has sustained net operating losses from inception. Realization of the income tax benefits of these losses is dependant on generating sufficient taxable income prior to expiration of any net operating loss carry forwards (NOL's). Realization is not assured and management believes that a valuation allowance equal to the deferred income tax asset should be set up. 100% of the NOL were generated in Canada and begin to expire in 2007.

     There were no reportable temporary differences between income for financial statement purposes and taxable income.

     The following sets forth the differences between the provision for income taxes computed at the Unites States federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                                    July 31            April 30
                                                    -------            --------
The components are as follows:                 2001          2000        2002

Provision computed at the Canadian
federal and provincial statutory
income tax rate                             $ 308,246    $  78,002    $ 590,551
Permanent items                                (5,231)        --       (117,049)
Income tax benefit                            303,015       78,002      473,502
Valuation allowance                          (303,015)     (78,002)    (473,502)

Net tax benefit recognized                  $    --      $    --      $    --



     United States income taxes have not been provided since all earnings occur within Canada.

     The reconciliation of income taxes is computed at the Canadian Federal and Provincial rates based upon an effective tax rate of 20.0%.

11.  Economic Dependence

     In excess of 95% of the company's inventory purchases are from IBM Corporation or its authorized business partners. The company has revolving credit lines totalling $950,000 with these suppliers. Terms are net 30 days.

     CITI Financial has agreed to make its Revolving Charge Plan available to customers to facilitate credit purchases of consumer goods offered by the Company. In excess of 90% of all sales of goods are placed through CITI using the Revolving Charge Plan.

     The following are details of the significant transaction with CITI:

                                     # of transactions   $ value of transactions

     January 2000 - July 31, 2000             519                 $505,000

     August 2000 - July 31, 2001            3,473               $5,100,000

     August 2001 - April 30, 2002          10,121              $12,419,633

12.  Commitments

     (a) In September 2001 the company leased approximately 16,500 square feet. The lease term is from September 1, 2001 to January 31, 2006. Aggregate minimum rental commitments under non-cancelable operating leases are as follows:

       Fiscal     2002               $ 91,028
                  2003                 99,511
                  2004                 98,012
                  2005                 98,012
                  2006                 17,955
                                     --------

                                     $404,518
                                     --------

     (b) Subsequent to the year ended July 31 2001, the company entered into employment contracts with the Chief Executive Officer, the President, the Vice President of operations and the Manager of Business Affairs. These contracts are 3 years in length and provide for an aggregate annual salary of $630,000 with annual increases equal to 10% of the of preceding year's salary, the right to participate in any share option plan, share purchase plan, retirement plan or similar plan. The anticipated increase will be $409,500. Commencing January 1, 2002 through the period ended April 30, 2002, management was paid the contractual amount.

13. Loan to Shareholder

     Loans to shareholders represent advances provided to various shareholders / management of the company. The loans are repayable on demand and secured by notes from the individuals and carry interest based on the floating Canadian prime interest rate plus 2%. As of July 31, 2002, $200,000 has been repaid to the company. We anticipate the balance being repaid by December 31, 2002.

14. Prior year comparative numbers

     Certain comparative numbers for the years ended July 31, 2001 and 2000 have been reclassified to conform to the presentation adopted for the nine month periods ended April 30, 2002 and 2001.


     (b) Financial Statement Schedules.

          Incorporated herein.


     (c) Reports on Form 8-K.

          Incorporated herein by reference.

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



/s/ Michel van Herreweghe
-------------------------
Michel van Herreweghe      Chairman of the Board               Date 28 Feb. 2003
                           Original 10K
                                               Revised 10K/A   Date 31 Jul. 2003
/s/ Simon P. Meredith
-------------------------
Simon P. Meredith
                           President                           Date 28 Feb. 2003
                           Original 10K
                                               Revised 10K/A   Date 31 Jul. 2003