Form 10-Q
period 2003-08-31
A R T INTERNATIONAL INC
filed 2003-10-15
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended Aug 31, 2003

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

Common Shares outstanding as at Aug 31, 2003: 25,516,780

                            A.R.T. INTERNATIONAL INC.
                                    INDEX TO
                               QUARTERLY REPORT ON
                                    FORM 10-Q
                                 FOR THE QUARTER
                               ENDED Aug 31, 2003


PART I   FINANCIAL INFORMATION                                          PAGE [S]

Item 1.      Financial Statements
  Balance sheets:
     As at Aug 31, 2003, and November 30, 2002                            3-4

  Statements of Accumulated Deficit                                       5
     For the nine months ended Aug 31, 2003
     For the nine months ended Aug 31, 2002

  Statements of Loss                                                      6
     For the nine months ended Aug 31, 2003
     For the three months ended Aug 31, 2003
     For the nine months ended Aug 31, 2002
     For the three months ended Aug 31, 2002

  Statements of Cash Flow                                                 7
     For the nine months ended Aug 31, 2003
     For the nine months ended Aug 31, 2002

Notes to Financial Statements                                             8-14

Item 2.  Management's discussions and analysis of financial
         condition and results of operations.                             15-17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Item 4.  Controls and Procedures

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

Item 2.  Changes in Securities and Use of Proceeds

Item 3.  Submission of Matters to Vote of Security Holders

Item 5.  Other Information

Item 6.  Exhibits and Reports on Form 8-K

SIGNATURES                                                                  18

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                               9 Months Ended    12 Months Ended
                                                 Aug 31,2003       Nov.30, 2002
                                                 (Unaudited)        (Audited)
                                                                     (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                           $         4,978   $        35,160
Accounts receivable                                     10,513            17,822
Inventory (Notes 2(a) and 4)                            68,403            68,403
Prepaid expenses and deposits                            7,905             7,905
--------------------------------------------------------------------------------
                                                        91,799           129,290

CAPITAL ASSETS (Note 5)                                 22,080            28,080

Patents                                              3,931,051         3,931,051
Less: Accumulated amortization                       3,931,050         3,931,050
--------------------------------------------------------------------------------
                                                             1                 1

Investment                                              10,000                 0
--------------------------------------------------------------------------------

TOTAL ASSETS                                   $       123,880   $       157,371
================================================================================



















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                             9 Months Ended     12 Months Ended
                                               Aug 31,2003        Nov.30, 2002
                                               (Unaudited)        (Audited)
                                                                   (Note 2)
-------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                         $       764,714    $       744,925
Loans payable (Note 6)                               593,379            354,176
Notes payable (Note 7)                               848,766            815,691
-------------------------------------------------------------------------------
                                                   2,206,859          1,914,792
-------------------------------------------------------------------------------
TOTAL LIABILITIES                                  2,206,859          1,914,792

CAPITAL STOCK (Note 8)

Class C Common                                       100,001            100,001
Common shares                                     10,495,217         10,495,217
-------------------------------------------------------------------------------
                                                  10,595,218         10,595,218
CONTRIBUTED SURPLUS                               11,775,000         11,775,000
DEFICIT                                          (24,453,197)       (24,127,639)
-------------------------------------------------------------------------------
                                                  (2,082,979)        (1,757,421)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                       $       123,880    $       157,371
===============================================================================
















  The accompanying notes form an integral part of these financial statements.

A.R.T. INTERNATIONAL INC.
STATEMENTS OF ACCUMULATED DEFICIT(IN
CANADIAN DOLLARS)



                                               9 Months Ended  9 Months Ended
                                                Aug 31, 2003      Aug 31, 2002
                                                 (Unaudited)       (Unaudited)
-------------------------------------------------------------------------------

Deficit - beginning of period                  $  (24,127,639)   $  (22,628,359)
Add - net loss                                       (325,557)         (321,901)
-------------------------------------------------------------------------------

Deficit - end of period                        $  (24,453,196)   $  (22,960,260)
===============================================================================



































  The accompanying notes form an integral part of these financial statements.


A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                    3 Mths Ended    3 Mths Ended    9 Mths Ended    9 Mths ended
                                    Aug 31, 2003    Aug 31,2002     Aug 31, 2003    Aug 31, 2002
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

SALES                               $     24,038    $     19,318    $     66,333    $    153,662
COST OF GOODS SOLD                        60,273          62,575         158,036         225,244
------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                      (36,235)        (43,257)        (91,703)        (71,582)
OPERATING EXPENSESSelling general
 & administrative                         62,308          62,674         191,578         199,025
------------------------------------------------------------------------------------------------

Operating income/(loss)                  (98,543)       (105,931)       (286,051)       (280,897)

OTHER EXPENSES
Amortization                               2,000           2,000           6,000           6,000
Note interest                             11,025          11,025          33,076          33,075
Other expenses                                 0             708             430           1,929
------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                      13,025          13,773          39,506          41,004
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   $   (111,568)   $   (119,664)   $   (325,557)   $   (321,901)
================================================================================================

NET LOSS PER COMMON SHARE           $      0.004    $      0.005    $      0.013    $      0.013
------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     25,516,780      25,516,780      25,516,780      25,516,780
------------------------------------------------------------------------------------------------



















   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   9 Mths Ended    9 Mths Ended
                                                   Aug 31, 2003    Aug 31, 2002
                                                    (Unaudited)    (Unaudited)


Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                             $   (325,557)   $   (321,901)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                           6,000           6,000
-------------------------------------------------------------------------------
                                                       (319,557)       (315,901)

Accounts receivable                                       7,309          26,534
Inventories - current & long-term                             0          20,000
Accounts payable and accrued
 liabilities                                             19,789         (14,667)
-------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                  (292,459)       (284,034)

INVESTMENT ACTIVITIES
Disposition/(investment)                                (10,000)        170,000
-------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                  (10,000)        170,000

FINANCING ACTIVITIES
Loan payable                                            239,203          59,890
Notes payable                                            33,075          41,112
-------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                   272,278         101,002
-------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                            (30,181)        (13,032)
CASH, beginning of period                                35,160          15,597
-------------------------------------------------------------------------------
CASH, end of period                                $      4,979    $      2,565
===============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
-------------------------------------------------------------------------------
Income taxes paid in period                        $          0    $          0
-------------------------------------------------------------------------------




   The accompanying notes form an integral part of these financial statements

A.R.T. INTERNATIONAL INC.
NOTES TO FINANCIAL STATEMENTS
Aug 31, 2003
(IN CANADIAN DOLLARS)

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

Effective  June  16,  2003,  the   corporation   changed  is  name  from  A.R.T.
International Inc. to ART International Corporation (see note 8(d)).

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(a) Basis of preparation of financial statements

The un-audited statements of loss and statements of cash flow of the Company for the periods ended Aug 31, 2003, and Aug 31, 2002 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2002 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying financial statements contain the material adjustments, necessary to present fairly the financial balance sheets of the Company at Aug 31, 2003, and November 30, 2002, and the results of their loss and cash flow for the periods ended Aug 31, 2003, and Aug 31, 2002, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2002. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at Aug 31, 2003 and November 30, 2002 and the results of operations, changes in financial position and related note disclosures for the period ended Aug 31, 2003 and 2002 have been made. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.


3.   DIVESTITURE OF THE BUCK A DAY COMPANY INC (BUCK).

Effective February 18, 2002, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate net price of $170,000. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.



4.   INVENTORIES

Inventories consist of the following:

                 Aug 31, 2003                                  November 30, 2002
----------------------------------------------   ----------------------------------------------
                Provision for                                    Provision for
                 Obsolete and                                     Obsolete and
    Gross        Slow-Moving           Net           Gross        Slow-Moving          Net
    Amount       Inventories          Amount         Amount       Inventories         Amount
-------------   -------------    -------------   -------------   -------------    -------------
$      97,029   $     (28,626)   $      68,403   $     105,750   $     (37,347)   $      68,403
=============   =============    =============   =============   =============    =============


5.   CAPITAL ASSETS

                                                    ACCUMULATED     NET BOOK         NET BOOK
                                  -------------------------------------------------------------
                                       COST        AMORTIZATION       VALUE           VALUE
                                  -------------------------------------------------------------

Equipment, Furniture and Fixtures $     358,821   $     336,741   $      22,080   $      28,080
                                  =============   =============   =============   =============

6.   LOANS PAYABLE - $593,379

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion.


7.   NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

The note holders agreed to postpone the right to enforce their security or collect upon the notes payable until October 12, 2002.

                                  2003                          2002
                      ---------------------------   ---------------------------
                      U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
Principal             $    315,000   $    439,300   $    315,000   $    492,975
Accrued Interest           229,958        320,524        206,208        322,716
Deferred Unrealised
Exchange Gain                              88,942                             0
-------------------------------------------------------------------------------
                      $    544,958   $    848,766   $    489,708   $    815,691
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

(b) Capital stock.

                                                  COMMON SHARES
                              -----------------------------------------------------
                                         2003                       2002
                              -------------------------   -------------------------
                                Number of                   Number of
                                 Shares        Amount        Shares        Amount
                              -----------   -----------   -----------   -----------

Balance - Beginning of Year    25,516,780   $10,495,217    25,516,780   $10,495,217

-----------------------------------------------------------------------------------

Balance - End of Year          25,516,780   $10,495,217    25,516,780   $10,495,217
-----------------------------------------------------------------------------------

                                              Class "C" Common Shares
                              -----------------------------------------------------
                                         2003                       2002
                              -------------------------   -------------------------
                                Number of                   Number of
                                 Shares        Amount        Shares        Amount
                              -----------   -----------   -----------   -----------

Balance - Beginning of Year       400,000   $   100,001       400,000   $   100,001
                              -----------   -----------   -----------   -----------

Balance - End of Year             400,000   $   100,001       400,000   $   100,001
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

                                                              NUMBER OF SHARES

                                                              2003        2002
                                                           ---------   ---------

Balance - Beginning of Year                                        0   1,016,000
                                                           ---------   ---------
                                                                   0   1,016,000
Less  - Options and Expired                                        0   1,016,000
                                                           ---------   ---------
  Balance - End of Year                                            0           0
                                                           ---------   ---------

The options and granted and outstanding as at Aug 31, 2003 are as follows:

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

The effect of such differences on the Company's balance sheet and statement of loss is as follows: (a) Balance sheet:

                             August 31, 2003             November 30, 2002
                       --------------------------    --------------------------
                         Canadian         U.S.         Canadian         U.S.
                          GAAP            GAAP           GAAP           GAAP
                       -----------    -----------    -----------    -----------
                       $              $              $              $

Capital stock issued    10,595,218     12,636,761     10,595,218     12,636,761
                       -----------    -----------    -----------    -----------

Accumulated Deficit    (24,453,197)   (26,500,955)   (24,127,639)   (26,175,397)
                       -----------    -----------    -----------    -----------


(b) Statement of Loss:

                                                     Aug 31, 2003   Aug 31, 2002
                                                     ------------   ------------

Net loss under Canadian
 & U.S. GAAP                                              325,557   $    321,901
Net loss per common
 share under
U.S. & Canadian GAAP                                         .013   $      0.013
Weighted average number
of shares U.S. & Cdn GAAP                              25,516,780     25,516,780


12.  INCOME TAXES

There is no current or deferred income taxes payable in Canada or the United States.

The Company has combined tax losses for Canadian and U.S. income tax purposes of approximately $5,068,860 available for deduction against future years' earnings, the benefit of which has not been recognized in these financial statements.

These losses, as expressed in Canadian dollars expire as follows:

Year              Canadian               U.S.               Total
-------------------------------------------------------------------
2003                    0            1,530,000            1,530,000
2004              924,031                    0              924,031
2005              395,462                    0              395,462
2006               88,687                    0               88,687
2007              531,742                    0              531,742
2008              481,938                    0              481,938
2009              488,555                    0              488,555
-------------------------------------------------------------------
               $2,910,415           $1,530,000           $4,440,415

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

14.  RECLASSIFICATION

Certain figures with respect to the nine-month period ended Aug 31, 2002 have been reclassified to conform with the presentation adopted for the nine-month period ended Aug 31, 2003.

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

In this Report, "Company", "A.R.T.", "we", "us" and "our" refer to A.R.T. International Inc., unless the context otherwise dictates.



Sales

Artagraph Division

The Company continues to be very reliant on one customer for the majority of its sales revenues. In the nine months ended Aug 31, 2003, the Company recorded sales to its main retail customer, Museum Company, of $12,833, which represented 30% of its total sales revenues in that period. First quarter 2003 revenues from the same customer were $5,723 (12%). Sales in the first nine months of fiscal 2002 were $98,601 (69%) to the same customer. The sales reductions are entirely due to fall in sales-volume as the average selling price has remained constant; and in addition, the Canadian dollar has strengthened against the US dollar, by approximately 15% in the last 6 months, which has further eroded the corporation's revenues.

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


Gross Profit

Artagraph Division

The Company reported a gross loss of $286,051 nine months of fiscal 2003, which is comparable to the gross loss of $280,897 from the comparable fiscal period in 2002. The Company's gross margin remained depressed owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.


Net Loss

Artagraph Division

The net loss in the first half of fiscal 2003 was $325,557 as compared to $321,901 loss for the first half of fiscal 2002. Lower selling, general and administration expenses in the current fiscal period helped to offset the increase in gross losses.


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

Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Corporation has increasing exposure to exchange risk from its United States dollar debt. The table below summarizes the principle USD$ debt arising from its notes and trade payables. In addition the Corporation has not paid any interest on its USD$ notes, which accrues annually at 10%. The total exposure to USD$ debt has increased from $559,000 to $685,000, from 1999 to 2003 respectively. The exchange rate between CAD / USD $'s has been somewhat volatile ranging from a high to low of 1.6 / 1.0 to 1.35 / 1.0 correspondingly; in the last nine months to Aug 30, 2003, the Canadian dollar has strengthened significantly generating an unrealized exchange gain of approximately $100,000. Currently the Corporation's USD$ assets are negligible, its sales revenues, which are mainly USD$ have dived in recent years, resulting in only minor USD$ trade receivables. In the past five years the Corporation had a maximum trade receivable in USD$ of approximately 100,000.

--------------------------------------------------------------------------------------------
                                 Aug 30 03    Nov 30 02    Nov 30 01   Nov 30 00   Nov 30 99
------------------------------- ----------   ----------   ----------  ----------  ----------
Fixed Interest
------------------------------- ----------   ----------   ----------  ----------  ----------
10% USD Notes
------------------------------- ----------   ----------   ----------  ----------  ----------
   Principle (USD $)               315,000      315,000      315,000     315,000     315,000
------------------------------- ----------   ----------   ----------  ----------  ----------
   Accrued Interest (USD $)        221,958      206,208      174,708     143,208     111,708
------------------------------- ----------   ----------   ----------  ----------  ----------
                                   536,958      521,208      489,708     458,208     426,708
------------------------------- ----------   ----------   ----------  ----------  ----------
   US$ Trade Payables              148,676      132,750      132,750     132,750     132,750
------------------------------- ----------   ----------   ----------  ----------  ----------
                                   685,634      653,958      622,458     590,958     559,458
------------------------------- ----------   ----------   ----------  ----------  ----------
Exchange Rate USD:CAD $*            1.3685       1.5650       1.5728      1.5360      1.4709
------------------------------- ----------   ----------   ----------  ----------  ----------
                                   938,290    1,023,444      979,002     907,711     822,907
------------------------------- ----------   ----------   ----------  ----------  ----------
*Exch. Rate Increase (Decrease)      (12.6)%       (0.0)%        2.4%        4.4%       --
------------------------------- ----------   ----------   ----------  ----------  ----------

Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.

----------------------------------------------------- --------    --------    --------   --------    --------
                                                        2003        2002        2001       2000        1999
----------------------------------------------------- --------    --------    --------   --------    --------
Assumed sales revenues in USD$                         100,000     100,000     100,000    100,000     100,000
----------------------------------------------------- --------    --------    --------   --------    --------
Canadian equivalents                                   136,850     156,500     157,800    153,600     147,090
----------------------------------------------------- --------    --------    --------   --------    --------
COGS, approximately (annual 2.5% RM price increase)     49,672      48,460      47,278     46,125      45,000
----------------------------------------------------- --------    --------    --------   --------    --------
Gross Profit (GP)                                       87,178     108,040     110,522    107,475     102,090
----------------------------------------------------- --------    --------    --------   --------    --------
(Loss) contribution vs highest GP                      (23,344)     (2,482)          0     (8,432)     (3,047)
----------------------------------------------------- --------    --------    --------   --------    --------

During fiscal 2002, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.53: $US1.0 to a high of $CAD1.60: $US1.0. Approximately $176,000 (92%) of the Company's sales revenues was transacted in US dollars.

We are exposed to variety of risks, indirectly by changes in interest rates affecting consumer-purchasing habits and directly affected by currency fluctuations between the Canadian and US dollars. The Company does not purchase forward foreign exchange contracts. The Company has no debt or credit subject to variable interest rates. The exchange gains and losses that the Company Aug be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a weakening of the Canadian dollar relative the

United Sates dollar would likely have permanent negative impact from the balance sheet perspective, as the Corporation would become more exposed to its net USD liabilities. Conversely, a strengthening Canadian dollar reduces the gross profits of the Corporation.


Item 4. Controls and Procedures

(a) Evaluation of disclosure control and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, the Company's principal executive officer and principal financial officer have concluded that the designed and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, nor were there been any corrective actions with regard to significant deficiencies or material weaknesses.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

See Form 10-K for year ended November 30, 2002, and incorporated herein by reference.

Item 2. Changes in Securities and Use of Proceeds

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


Item 3. Default under Senior Securities:

     (i) As reported in the Company's Annual Report on form 10-K for the year ended November 30, 2002, and incorporated herein by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     See Item 2.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit 99.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.


         SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: Oct 15, 2003

A.R.T. INTERNATIONAL INC.


/s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President