Form 10-Q/A
period 2003-08-31
A R T INTERNATIONAL INC
filed 2003-10-22
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q/A


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


A.R.T. INTERNATIONAL INC.
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                                    3 Mths Ended    3 Mths Ended    9 Mths Ended    9 Mths ended
                                    Aug 31, 2003    Aug 31,2002     Aug 31, 2003    Aug 31, 2002
                                     (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)

SALES                               $     24,038    $     19,318    $     66,333    $    153,662
COST OF GOODS SOLD                        60,273          62,575         158,036         225,244
------------------------------------------------------------------------------------------------
GROSS PROFIT (LOSS)                      (36,235)        (43,257)        (91,703)        (71,582)
OPERATING EXPENSESSelling general
 & administrative                         62,308          62,674         194,348         199,025
------------------------------------------------------------------------------------------------

Operating income/(loss)                  (98,543)       (105,931)       (286,051)       (280,897)

OTHER EXPENSES
Amortization                               2,000           2,000           6,000           6,000
Note interest                             11,025          11,025          33,076          33,075
Other expenses                                 0             708             430           1,929
------------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                      13,025          13,773          39,506          41,004
------------------------------------------------------------------------------------------------

NET INCOME (LOSS)                   $   (111,568)   $   (119,664)   $   (325,557)   $   (321,901)
================================================================================================

NET LOSS PER COMMON SHARE           $      0.004    $      0.005    $      0.013    $      0.013
------------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                     25,516,780      25,516,780      25,516,780      25,516,780
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

Item 4. Submission of Matters to a Vote of Security Holders

     See Item 2.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

     Exhibit 31.1 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.

     Exhibit 31.2 Certification Pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbones-Oxley Act of 2002.


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