Form 10-K
period 2003-11-30
A R T INTERNATIONAL INC
filed 2004-03-12
CIK 810269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    FORM 10-K
                    [X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED November 30, 2003

                          Commission File No. 000-16008

       ART INTERNATIONAL CORPORATION (formerly A.R.T. INTERNATIONAL INC.)

                           Ontario, Canada 98-0082514

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
         YES [] NO [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
         YES [] NO [X]

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $US 2,750,000 as of November 30, 2003 based upon the closing price of $US0.91 on the Nasdaq OTCBB reported on such date, although the common shares are thinly traded and in the year ended November 30, 2003 the common shares traded at prices between $US0.30 and $US1.50. Shares of common stock held by each executive officers and directors have been excluded in that such persons may under certain circumstances be deemed to be affiliates. This determination of executive officer and affiliate status is not necessarily a conclusive determination for other purposes. As of November 30, 2003, the number of shares of Common Stock outstanding was 3,035,457.

                                     PART I

Item 1. Business.
     This Annual Report on Form 10-K and the documents incorporated herein by reference contain forward looking statements based on current expectations, estimates and projections about A.R.T. International Inc.'s businesses, management's beliefs, and certain assumptions made by management. All statements, trends, analyses and other information contained in this report relative to trends in sales, gross margin, anticipated expense levels and liquidity and capital resources, as well as other statements including, but not limited to, words such as "anticipate", "believe", "plan", "estimate", "expect", "seek", "intend" and other similar expressions, constitute forward-looking statements. These forward-looking statements are not guarantees of future performance and are subject to certain risks and uncertainties that are difficult to predict. Accordingly, actual results may differ materially from those anticipated or expressed in such statements. Potential risks and uncertainties include, among others, those set forth herein under "Factors That May Affect the Business", as well as "Management's Discussion and Analysis of Financial Conditions and Results of Operations". Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

     In this Annual Report, "Company", "Corporation", "A.R.T.", "we", "us" and "our" refer to ART International Corporation (formerly A.R.T. International Inc.) unless the context otherwise dictates.

     The Company operates in Canada and it reports in Canadian dollars. Unless other wise stated the numbers contained herein are reported in Canadian dollars. During fiscal 2003, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.30:
     $US1.0 to a high of $CAD1.58: $US1.0. Approximately $62,000 (76%) of the Company's sales revenues were transacted in US dollars. In addition, at November 30, 2003, the Company owed approximately $US150,000 and $US553,000 [$US = United States dollars] to trade and secured creditors respectively. (See Item 7a. Qualitative and Quantitative Disclosures about Market Risk.)

     The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of original paintings that incorporated brushwork texture including but not limited to oil, acrylic and other textured pigment-mediums. The principle component of the Company's product line is PVC-based plastic.

     The Corporation operates as ART International Corporation (formerly ART International Inc. & Artagraph Reproduction Technology Inc. or "ART".) The Company's reproductions on canvas are marketed using the registered trademark of Artagraph(R) Editions, (sometimes referred to as "Artagraph(R)" or Artagraphs(R)").

     The Corporate offices and operations are located at 7100 Warden Avenue, Markham, Ontario, Canada. Telephone: 905 477 5052. . The Company continued to face severe liquidity problems during fiscal 2003, which was due to ongoing losses and falling revenues. The ongoing business viability of the Company is in serious jeopardy, while the Company continued to rely on its creditors for ongoing support and The Museum Company ("Museum') for as its main source of sales revenues.

     Generally, the Company has been reliant on one or a few major customers. In the past three fiscal years the Company's major customer was Museum, a specialty retailer operating in the United States, whereby the Corporation's sales revenues from that source had represented in the range of 40 - 60% of its total revenues.

     On January 10, 2002, Museum went into Chapter 11; at which date Museum owed the Company approximately $100,000 of trade receivables. The Company had purchased export insurance for its US customers including the Museum, which lowered the bad-debt loss on its trade-receivables (owed by Museum) to approximately $30,000. In the period from December 1, 2001 to January 10, 2002, the Corporation sold $65,000 of Artagraph images to Museum.

     During the period in Chapter 11, from January through April 2002, Museum operated as The Museum Company, D.I.P. ("Museum") and continued to purchase products from the Company. Total sales revenues reported in the Chapter 11 period were approximately $21,000.


     In May 2002,  Museum  emerged  from  Chapter  11,  whereby  the  continuing business  assets were sold to a third party  company,  "The Museum  Company
     Acquisition Corp"  (hereinafter  also referred to as "Museum").  During the
     Chapter 11 proceedings Trustee/Receiver-manager had closed approximately 50
     - 60% of its stores.  Consequently, a reduction of sales revenues from this retail  store-chain was anticipated  because of: first,  the closed stores;
     second,   the  Company's   inability  to  finance   additional  images  and
     point-of-sale  materials;  and, third,  the Company placed Museum on 15-day payment terms that have reduced  Museum's  ability to finance its inventory and consequently Museum purchased only made-to-order framed images that the
     Company drop-shipped directly to the customer.

     From May 2002 through November 2002, the Company sold Museum  approximately
     $30,000 of Artagraph products.

     In the first six months of fiscal year 2003, sales to the Museum Company declined significantly; reported sales revenues were approximately $14,000.
     Thereafter, following the first NSF payment, the Company placed Museum on "cash-on-order" basis exclusively, and following this the Company received no further orders from the Museum. Management believes Museum may have reorganized its business affairs a second time and that its new operations focus on an internet-based business model and lower-priced merchandise product. There is no expectation that the Corporation will resume sales to the Museum in the foreseeable future.

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

     Within  the last three  years the  Corporation  invested  in The Buck a Day
     Company ("Buck") eventually acquiring 100% of Buck's share capital, and then through the conversion of debt, owed to Buck's founding management group and third party debt, into common shares by Buck, the Corporation's investment was diluted down-to 10% ownership; and in February 2002 the Corporation sold 100% of the common shares it owned in Buck to a third party corporation. At the time of its investment in the Buck common shares the Corporation had the expectation that Buck would market and distribute its products.

     Buck was a marketing, telesales and financing operation designed to bring direct response to the next level through an integration of media, internet and communications technologies. The "Buck A Day" branding is the basic premise of its business model; specifically that name brand products are packaged so that the customer can purchase them for as little as "a dollar a day" with no down payment.

     On December 6, 2002,  the  management of Buck laid-off all employees of the
     corporation  and  subsequently  filed  Buck  for  bankruptcy   proceedings.
     Shareholders  of Buck  representing  approximately  60% and control of that corporation applied to the Ontario Courts for injunctive relief and removal of the  management of the  corporation,  Edward  LaBuick Dennis LaBuick and
     Keith  Kennedy  ("Defendants").  In  subsequent  rulings the Ontario  Court halted the bankruptcy  proceedings,  removed the Defendants from management and  directors of Buck, in addition  Edward  LaBuick and Keith Kennedy were ruled in contempt of court.  On January 28, 2003,  in a special  meeting of shareholders  of Buck a new board of directors was elected.  Said directors and shareholders of the corporation attempted  unsuccessfully to recommence operations in 2003; on and about April 2003 the landlord of Buck's  offices repossessed the premises to protect landlord's rights and locked-out Buck.

     The following table shows comparatives of gross revenues between the two disparate business segments of the Corporation and the percentage ownership by the Corporation of Buck common shares at the beginning and end of each fiscal year.

           --------------------------- ----------- ----------- ----------- -----------
           Business Segment               2003(2)    2002 (1)     2001(1)    2000(1)
           Artagraph                        83,450     191,820     520,528     807,144
           Buck (3)                              -  19,153,000   8,070,000   3,563,171
           % Ownership in Buck
            -- Year Beginning Dec. 1            0%         10%        100%         40%
            -- Year End Nov. 30                 0%          0%         10%        100%
           --------------------------- ----------- ----------- ----------- -----------

(1) The applicable dates for Buck are 9 months ended April 2002 (un-audited); the year ended July 31, 2001 (audited); and, the 11 months from inception January 1, 2000 through November 30, 2000 (audited) respectively.

(2) Although Buck continued in operations until April 2003, at which date Buck was locked out of its corporate offices, there are no reported financial results for the years ended July 2002 or 2003 respectively.

(3) The gross revenues for the fiscal 2002 and 2001 periods were translated from the reported gross revenues in USD$ at $CAD:$USD 1.55:1.00 and 1.50:1.00 respectively. The gross revenues for fiscal 2000 were reported in Canadian dollars.


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

           ---------------------------------------------------------------------
                                              Year Ended Nov 30
                                              -----------------
                                2003          2002         2001          2000
                                ----          ----         ----          ----
                                            (In Canadian Dollars)
           Canada               20,233        17,554      102,934       113,360
           United States        63,217       174,266      389,198       626,908
           Overseas                  0             0       28,396        66,876
                          ------------------------------------------------------
                                83,450                    520,528       807,144
           ---------------------------------------------------------------------


     Many of the works reproduced by the Company are in the public domain. Works, which are not in the public domain, are reproduced pursuant to agreements with various copyright holders.

     The Company manufactures reproductions of Impressionist and Post-Impressionist paintings as well as paintings by contemporary artists. The Company does not always create a replication directly from an original painting. A contract artist, who is engaged to replicate the texture and brush strokes of the original artist's style, also creates semi-originals (a copy of the original art work's texture rendered by a professional artist in an oil or acrylic medium)..

     The Company also contracts with art publishers, and produces and sells replications of contemporary works of art for a fixed price, which are then distributed by the publisher.

     The Company has a library of approximately 80 different Artagraph(R) titles, of which the majority are Impressionist or Post-Impressionist paintings, some being limited edition reproductions. These reproductions are of paintings by such artists as Monet, Manet, Van Gogh, Degas, Renoir, Turner and other well-known artists. Once the Company has a reproduced title in its library, it can manufacture as many reproductions from that title as the market will bear, subject only to limitations imposed by contracts with third parties that limit the availability of certain Artagraph(R) Editions.

     The replication process is a two-stage process. The first stage is replication of the painting's color. The second stage, which directly involves the Company's patented process, is the reproduction of texture and brush strokes. The Company works from transparencies of the original art, preparing color separations and then printing the image on a specially designed "paper" called a litho, a PVC-based plastic. The Company subcontracts with third parties to produce the transparencies and printed lithos in accordance with the Company's proprietary specifications. In the second stage, the Company produces a bass relief mold from either the original oil painting or, in cases where the original oil painting is not available, from the semi-original of the painting.

     The final stage of processing involves precise application of heat and pressure to the bass relief mold, the printed litho and to a specially PVC-coated canvas to create the finished product.

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

     The Company has been seeking to expand its business in foreign markets, extending some territories with existing distributors and signing new agreements with new distributors. Due to the Company's lack of financial resources these distributors have to provide their own point-of-sale materials, framing products and other promotional materials to their businesses. Consequently, all these agreements are on a best efforts basis and, like all the Company's distributor agreements; there can be no assurance of future revenues or profits from the efforts of any of these distributors.

     There are many publishers who represent contemporary artists engaged in publishing art reproductions, such as lithographs, serigraphs and posters. The Company believes that its products offer a unique alternative to these publishers to add an important new and more accurate reproduction medium to their existing product lines.

     The Company has produced custom pieces under fixed price contracts for art publishers and agents, with product development costs paid by the publisher. Prices charged vary depending upon the size of the product, the number of colors and the size of the edition. Pricing for textured canvas (sold without framing, which is the responsibility of the customer) ranges from $US50 through $200 per canvas print. Currently, the Company has no publishing contracts, and nor is it actively promoting this business owing to its limited financial resources; the last year that the Company had and significant publishing business was in 1999 when revenues from that segment accounted for 25% (approximately $250,000) of total sales.

     The process for manufacturing Artagraph(R) Editions has been patented in Canada and the United States. An application for improvements to the Artagraph(R) replication process resulted in the issuance of a new United States patent in November 1990, which patent expires in 2008. Currently, the Company is delinquent in paying its patent fees and although it may bring them into a current status by paying a penalty, there is continuing doubt concerning the Company's ability to meet its on-going obligations. Consequently the Company's enjoyment of patent protection is in serious jeopardy and the loss of patent protection could have negative consequences for the Company' ability to raise capital or successfully challenge patent infringement by third parties.

     The main business of the Company, that is in the retail sector, has seasonality and follows the traditional retail experience with the strongest sales period through the Thanksgiving and Christmas holidays, however, the absence of promotional materials, which the Company would normally utilize to maximize its potential for sales growth, results in a flatter sales peaks. The seasonality impact is significantly softened because overall promotional activity is entirely reliant on the customers' own efforts and because total gross sales revenues are at an all-time low.

     Raw materials utilized in the manufacturing process are commodities that can be purchased from alternative suppliers. A principal component of the raw material inventoried by the Company is sheet PVC, which is utilized in the printed lithos, and a PVC coated canvas. The PVC is the key component enabling the Company to mold the texture and promote molecular bonding of the laminated litho and canvas. Raw materials have an indefinite shelf life and do not spoil or become obsolete. Components such as frames are not inventoried; rather they are purchased to fill custom orders on a just-in-time basis. Raw materials are all sourced locally and although there has been a steady increase in raw material prices over the past five years, the Company has no volatile pricing to contend with. Increasing price trends in its raw materials have been offset by the weaker Canadian dollar versus the United States dollar, during the same time frame. As discussed above, the Company predominantly exports and consequently prices in United States Dollars.

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

     The Company has accumulated excessive inventories of printed images from earlier years through 1994. Approximately 75% of its current inventory of images has only been printed once and that pre-dates 1994. All inventories that have not turned more than once in three years have been written-off. The replacement cost of the quantities-on-hand of images, which is carried in the financial statements at approximately $50,000, is estimated at over $1,000,000.
================================================================================

     In the past three years the Company was engaged in a direct marketing business through its investment in Buck. The Company sold its investment in Buck February 2002. The Corporation's investment in Buck went from 40%, on December 4, 2000, to 100%, and from 100% to approximately 10%, on October 31, 2001.

     Buck marketed and sold name brand products directly to consumers and small businesses, utilizing its multi-media approach, which was principally, direct response television advertising. The Company operated a turnkey business, including tele-sales and warehouse-fulfillment locations as well as purchase financing services through its branded consumer credit card program, the "Buck a Day" credit card.

     The basic product line packages could be purchased under a minimum-financing program for "a buck a day", which slogan is the Company's own name brand. The Company also sold up-grades, referred to as "up-sells", to its basic product line packages, which carried a higher gross profit margin. Potential customers were approved for a pre-determine level of credit ranging from $1,000 up to $10,000 dollars by a third party credit underwriter, which eliminated credit risk for the Company.

     The Company operated its business in Canada; marketing and sales activities were principally concentrated on the sale of IBM's product lines in personal computing and related peripherals.

     A direct by-product of the Company's activities was the accumulation of a database of consumers with pre-approved credit limits. At the end of fiscal 2000, this consumer database was approximately 5,000 in numbers and had grown to approximately 20,000 by fiscal 2002. The Company anticipated that it would develop business alliances with other companies to market and sell name brand products through its catalogue division to this consumer database.

     A key factor to the success of the Company's business was the formation of strategic business relationships with large manufactures and distributors of consumer products, to ensure the timely supply of products at competitive prices. In addition, the Company's sales success relied on its ability to offer its customers credit finance services.

     On September 1, 2000, the Company signed a direct distributor agreement with IBM, whereby the Company became a full IBM Business Partner Reseller. This had the direct benefit of improving the Company's gross margin by up to 10 percentage points. The Company had commenced negotiations with other name brand manufactures and distributors, including JVC Electronics.

     The retail financing service offered by the Company was provided through Associates Finance Group and CITI Bank; the latter purchased the former in 2001. Since the Company commenced processing its deals through Associates in April 2000, it had consistently approved finance credit for 25% of all deals submitted for credit approval.

     The Buck owner-managers, however, focused on intense advertising without regard to operations, fulfillment and customer service. In 2002, Buck was a major marketing success, with sales of almost 10,000 IBM systems in an 8-month period but fractured, inefficient operations and poor management overshadowed the sales success. Despite the high sales generated in 2002, Buck owner-managers failed to exploit the merchandising opportunities, posted significant losses and abandoned Buck on the brink of bankruptcy.

     Research and Development.

     The Corporation does not expend capital on research and development. As reported herein the Company has been unable to pay patent fees with respect to maintenance payments on its US patents. During fiscal 2002 the 11.5-year maintenance fee for approximately $3,000 was not paid, and consequently in order for the patent to be reinstated the Corporation must pay in excess of $10,000, including the applicable surcharges. There is no certainty that the Company can reinstate its US patents.

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

     Management believes that a minimum level of capital of $US 500,000 and lead-time of three to six months would be required to rollout an initial market strategy. Including capital to acquire new images, print a catalogue, attend trade shows, and hire marketing and sales staff

     Recent trends in the ART Market include new reproduction processes that minimize capital investment in inventory and equipment such as the giclee reproduction process. In addition, limited edition art is trending to smaller edition sizes to address consumer demand for value.

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

     With retail sales topping $29 billion, the art market is becoming big business, with sales up 14% over 2000's $25.5 billion, according to a new market research study Art and Wall Decor Report, 2003: The Market, The Competitors, The Future Trends. "Nearly 48 million U.S. households, or 42% of all American households buying art in 2002, the art market is increasingly diverse as distinct market segments buy for different reasons."

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

     According to some experts, in reviewing past purchase behavior and art consumers' expected spending through 2003 and beyond, two key market segments emerge which offer art marketers their best sales opportunities:

     (1) At the luxury end, art connoisseurs, representing over one-fourth of the total art market, are projected to be the most active buyers. Their appetite for art is undiminished by world events, as they have been the most active segment buying art in the first quarter of 2003. This segment is comprised mainly of affluent and highly educated baby boomers that view themselves as collectors, who shop primarily in art galleries and framing shops and for whom decorating takes a back seat.

     (2) The other segment holding the most promise is home decorators, 28% of the market. This segment is largely budget-minded young married families who have a need to buy art to fill empty walls in new homes. Many home decorators expect to buy more art in the coming year and are likely to continue frequenting mass merchants and home furnishings and furniture stores for the already-framed prints they favor.

     (3) Major trends and strategic implications impacting art market now and in the future:

          o Art market is diverging with trend toward mass, while others want more class
          o    Home decorating is only half the story in why people buy art
          o    Internet continues to grow in importance in the art market
          o    Changing technologies and mediums must be embraced
          o Think outside the home box: increasing opportunities in the commercial art market
          o    Channels of distribution are shifting and marketers must respond

 Employees

     We believe that the Company has satisfactory relations with our employees.

        ---------------------------------------------- ------- ----- ------
        Category                                        2003   2002  2001
        Management                                       2      2      2
        Administration / Sales                           1      1      1
        Manufacturing                                    2      2      2
        Temporary Ave.                                   1      1      2
        Totals                                           6      6      7
        ---------------------------------------------- ------- ----- ------

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


     - There Is Significant Doubt That The Company Is A Going Concern - As reported by our independent chartered accountants in the accompanying audited financial statements have been prepared on the basis of accounting principles applicable to a going concern, meaning that the Company will be able to realize its assets and discharge its liabilities in the normal course of operations. However, the use of generally accepted accounting principles that are applicable to a going concern is potentially inappropriate because there is significant doubt about the appropriateness of the going concern assumption. Given the accumulation of operating losses and the deficiency of working capital, the Company's ability to realize its assets and discharge its liabilities is dependent upon the attainment of profitable operations and the continued financial support of its creditors. The financial statements do not reflect adjustments that might be necessary should profits not be attained, or should the support not be continued.

     - If We Are Unable to Achieve Profitability, We Will Continue To Rely On External Financing - Artagraph operates at a loss. During fiscal 2003 the Company was able to obtain equity and debt financing. In future, our inability to raise new capital or achieve profitability could have a material adverse effect on the ability of the Company to continue operations.

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

     - Certain Stockholders Can Exercise Significant Influence Over Our Business and Affairs and May Have Interests That are Different from the Common Shareholders. - The Company has 372,200 Class "C" Common shares issued and outstanding at November 30 2003. Each Class "C" Common share entitles the holder to 100 votes. Therefore the remaining Class "C" Common shares have a total of 37 million votes, which gives them control over the Board of Directors and operations of the Company. The Class "C" Common Shares are not traded.

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

     - Fluctuations in Conversion Rate Between The Canadian and United States Dollars Could Have a Negative Impact on Our Financial Results - The majority of Artagraph's revenues are exports and its invoicing is in United States dollars. The Company has experienced a strong Canadian dollar in relation to the US dollar during the current year, which negatively impacted gross margins. However, the Company benefited from the stronger Canadian dollar because its US liabilities, as reported in Canadian dollars, decreased by approximately $130,000 because of unrealized exchange gains. However the reverse is true, a weakening Canadian dollar would improve gross profit but result in more onerous US liabilities.

     - Our Stock Price Has Been Volatile. - The market price of our common stock has been volatile, for example between January and November 2003, the trading prices for our common shares varied between a high of $US1.50 and a low of $US.001. Fluctuations in trading price of our common stock may continue in response to a number of events and factors, which may adversely impact our ability to obtain further equity financing.


Item 2. Properties.

     The Company's executive offices, Artagraph production facility and gallery are located at 7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, occupying 12,000 square feet of space leased through March 31, 2006. The lease provides for a fixed annual net rental of $71,950 (2004) and $75,354
     (2005), respectively, excluding its pro rata share of taxes, insurance, building maintenance and occupancy costs.

     The Company believes its leased facilities are in good operating condition and adequate for its present requirements.

     Currently, the Company has three sets of equipment in operation for the production of Artagraphs(R). This equipment has an annual capacity of approximately 60,000 to 75,000 units. In the Company's most prolific years the maximum through put was approximately 20,000 units. In the last couple of years the production has dwindled down to 1,000 - 3,000 units. The three sets of equipment were acquired from a supplier in the UK, and are customized hydraulic press-machines typical of the lamination industry. The customization incorporates a cooling cycle between each heating cycle. Local service operators readily maintain the machines and spare parts are also attainable in the local vicinity.

     There are no plans to acquire additional machines as the Company operates well within current expectations of capacity.

Item 3. Legal Proceedings.

     While the Company is not currently involved as defendant in any litigation, in the last three years certain Note holders have commenced litigations in two jurisdictions. The underlying default, that the Company has failed to make payments of principal or interest, remains ongoing and therefore the very real possibility exists that one or more of the Note holders may commence action against the Company, including the petitioning of the Corporation into bankruptcy. Recent developments in the last three years are summarized below.

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

     In December 2000, one Note Holder commenced proceedings in Ontario court for payment of US $45,000, interest and costs, whereby they brought a motion for the appointment of a private receiver-manager. The Company brought a cross-motion to dismiss the action for lack of legal capacity to commence the proceedings. In February 2001 the counsel for the plaintiff delivered a notice of discontinuance. The same Note Holder had commenced proceedings in New York State in 1999, however the complaint was also discontinued in September 2000.

     During 1999 certain of the Company's 10% note holders demanded full repayment of principal and interest, and commenced legal proceedings to enforce their demands including an attempt to appoint a receiver. The Company successfully negotiated with the majority of the note holders, being 2/3rds, to extend the repayment terms an additional year.

     The Company and the note holders did not negotiate any further extensions from fiscal 2001 through fiscal 2003; however, the note holders have made no payment demands.

Item 4. Submission of Matters to a Vote of Security Holders.

     (a)  None

                                     PART II
                         [(See General Instruction G(2)]

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.

     As of November 30, 2003 the Company had approximately 600 holders of record of the Common Shares.

     The following table sets forth the high and low bid quotations for the Company's securities, as reported by The OTC Bulletin Board monthly trade and quote summary The quotations are reported quotations without retail markup, markdown or commission and may not represent actual transactions.


                               Common
                               Shares
             Fiscal Year    High    Low
             -----------    ----    ---

             1999(1)
             -------
             1st Quarter       --     --
             2nd Quarter     25.0   25.0
             3rd Quarter     25.0   25.0
             4th Quarter     12.5   12.5

             2000(1)
             -------
             1st Quarter    106.3  106.3
             2nd Quarter    625.0   12.5
             3rd Quarter  1,056.3  137.5
             4th Quarter    462.5   51.0

             2001(1)
             -------
             1st Quarter    115.6   46.9
             2nd Quarter     53.1   18.0
             3rd Quarter     19.0    1.1
             4th Quarter     13.0    0.5

             2002(1)
             -------
             1st Quarter       --     --
             2nd Quarter       --     --
             3rd Quarter       --     --
             4th Quarter       --     --

             2003(1)
             -------
             1st Quarter       --     --
             2nd Quarter      1.5    0.6
             3rd Quarter      1.1    0.8
             4th Quarter      1.1    0.3
               Note (1) the reverse stock split of 100:1 has adjusted the common share prices for 1999 through the 2nd Qtr 2003

     At the Annual General and Special Meeting of Shareholders of the Corporation held on May 7, 2003, the shareholders unanimously approved an amendment to the articles of the Corporation to consolidate the issued and outstanding common shares on a basis of one (1) new common share for each hundred (100) old common shares; so that the 25,516,780 issued and outstanding common shares were consolidated into 255,457 new common shares (no fractional shares were issued and the number of consolidated shares includes shares rounded up to the nearest whole number).

     At the Annual General and Special Meeting of Shareholders of the Corporation held on May 7, 2003, the shareholders unanimously approved an amendment to the articles of the Corporation to attach certain conversion rights to the class C common shares. The holders of the class C common shares shall henceforth from May 7, 2003 be entitled at their option to convert into common shares on the basis of a hundred (100) new common shares for each one class C common.

     During fiscal year 2003 holders of 27,800 class C common shares converted into 2,780,000 new common shares. The remaining balance of class C common shareholders numbering 37,220,000 votes, and therefore, the Class C Common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.


     Markets.

     During fiscal 1995, NASDAQ advised the Company that the Company was no longer in compliance for continued listing on NASDAQ's Small Cap Market. The Company's securities are now listed on the NASDAQ sponsored OTC Bulletin Board.


     To be legally entitled to pay dividends, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $2,048,747 as of November 30, 2003 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

     The payment of dividends on the Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.

Item 6. Selected Financial Data.

     The following  presents selected financial data for the Company in Canadian dollars and in  accordance  with  Canadian  Generally  Accepted  Accounting
     Principles ("CDN-GAAP"). It should be read in conjunction with the separate financial  statements of the Company and related notes  included  elsewhere herein,  which were prepared under CDN-GAAP.  This financial data should be
     compared  to  the   Company's   Audited   Financial   Statements   and  the
     reconciliation of the financial  information presented between CDN-GAAP and
     US-GAAP.  The  financial  data as of  November  30,  2003  and for the four previous  fiscal years has been derived from  financial  statements  of the
     Company that have been examined by  independent  chartered  accountants  in
     Canada.

     ----------------------------------------------------------------------------------------------------------------
     Extracts from audited financial                    November 30    November 30    November 30    November 30    November 30
     statements; see Item 8.
     --------------------------------------------------------------------------------------------------------------------------
                                                               2003           2002           2001           2000           1999
                                                        -----------    -----------    -----------    -----------    -----------
     Summary of operations:
     Sales                                                   83,450        191,820        520,528        807,144      1,043,550
     Cost of goods sold                                     222,662        332,198        518,946        688,768        685,908
     Gross profit / (loss)                                 (135,506)      (135,746)         1,582        118,376        357,642
     Depreciation and amortization                            5,616         10,724          9,701          4,888         13,725
     Selling, general and administrative                    238,451        303,354        435,821        612,142        400,103
     Interest and finance expense                            40,921         49,455         47,699         47,980         46,226
     Operating loss                                        (420,494)      (499,279)      (491,639)      (546,634)      (102,412)
     Interest income                                           --             --             --             --             --
     Income taxes                                              --             --             --             --             --
     Loss before equity in loss of affiliated company      (420,494)      (499,279)      (491,639)      (546,634)      (102,412)
     Equity in loss of affiliated company(1)                   --             --         (812,184)      (400,798)
     Net loss                                              (420,494)      (499,279)    (1,303,823)      (947,432)      (102,412)
     Net loss per common share (2)                           (0.489)        (1.957)        (5.110)        (5.886)        (8.932)
     Weighted average number of common shares o/s (5)       860,000        255,168        255,168        160,963         11,466
     Summary of balance sheet data:
     Current assets                                          76,580        129,290        186,684        368,564        277,306
     Total assets                                            99,045        157,371        395,489        517,437        376,585
     Current liabilities                                  2,147,792      1,914,792      1,653,631      1,449,098      1,192,290
     Total liabilities                                    2,147,792      1,914,792      1,653,631      1,449,098      1,192,290
     Share capital                                       10,595,218     10,595,218     10,595,218      9,617,876      8,786,398
     Contributed surplus                                 11,775,000     11,775,000     11,775,000     11,775,000     11,775,000
     Accumulated deficit                                (24,548,133)   (24,127,639)   (23,628,360)   (22,324,537)   (21,377,103)
     Cum. Translation adjustment gain                       129,168           --             --             --             --
     Shareholders' (Deficit) Equity                      (2,048,747)    (1,757,421)    (1,258,142)      (931,661)      (815,705)
     Under U.S. GAAP
     ---------------------------------------------------------------------------------------------------------------------------
     Net loss                                              (420,494)      (499,279)    (1,303,823)      (947,432)      (102,412)
     Net loss per common share                              (0.4889)        (1.957)        (5.110)        (5.886)        (8.932)
     Share capital (3)                                   12,636,761     12,636,761     12,636,761     11,659,419     10,827,941
     Accumulated deficit (3)                            (26,595,891)   (26,175,397)   (25,676,118)   (24,372,295)   (23,424,861)
     Cum. Translation adjustment gain                       129,168           --             --             --             --
     Shareholders' (Deficit) Equity                      (2,048,747)    (1,757,421)    (1,258,142)      (931,661)      (815,705)
     Ave. annual exchange rates $1US: Canadian $(4)          1.3570         1.5650         1.5728         1.5360         1.4709
     ---------------------------------------------------------------------------------------------------------------------------



     (1) The affiliate company is The Buck A Day Company ("Buck"). The investment in Buck is accounted for on the equity basis, whereby the Company records its share of Buck's net losses. The Company owned 100% of the affiliate's outstanding shares from December 2, 2000 through August 31, 2001, and subsequently its ownership was diluted down to 10%; effective August 2001. And in February 2002, the investment in Buck was sold to a third party. Consequently the Company has reflected the reported years on the equity basis.

     (2) As the Company is in a loss position, it does not reflect the fully diluted earnings per share, as the effect would be anti-dilutive.
     (3) In prior years, under Canadian GAAP share capital was reported net of issuance costs, in the aggregate of $2,047,758, whereas under U.S. GAAP such costs were charged against the operating income as a period expense in the year of stock issuance; thus under U.S. GAAP the reported share capital amount was greater by the amount of the issuance costs. Consequently, under the respective Canadian GAAP the corporation's reported accumulated deficit was lower by the same margin.
     (4) The above noted summary financial data is prepared in the currency of the Corporation's jurisdiction of incorporation in Canadian dollars. Notwithstanding the relative stability of the Canadian and U.S. dollar exchange rates enjoyed by the Company during the four fiscal years to November 2002; through November 2003 the Canadian dollar has strengthened against the U.S. dollar by approximately 15-17%, and during fiscal 2003 the average monthly exchange rate per $1.0 United States dollar was equivalent to $1.35 in Canadian dollars.
     (5) Effective May 2003, the shareholders of the Corporation voted unanimously to consolidate the common shares on the basis of 100:1; the prior years' numbers have been adjusted to reflect this consolidation (see Items 7 & 8 MD&A and Financial Statements and Supplementary Data respectively).


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation.

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

b)
     (i) Accounting policies critical to the reported financial results
     ------------------------------------------------------------------

     Inventories
     -----------

     In the past, the Corporation has reported significant inventory levels on its balance sheets. Indeed, the current replacement cost of the physical inventory on hand at the Company's premises exceeds $1,000,000. The reported value of inventory in the balance sheet for November 30, 2003, is approximately $48,000 for the reason that the majority of the on-hand inventory has been written off, because of very low to zero sales experienced by the Company for virtually all its images.

     For the Company to compete successfully in the market place it must carry inventories of many images to accommodate wide ranges of consumer tastes for different subject matter and imagery. In addition, consumer tastes are always changing and wall-decor trends are influenced by many factors: such as colour, subject matter, perceived value to price and individual choice for framing materials (i.e. modern simple lines, classical ornate patterns as well as colour and finish-style, and so forth). Owing to economies of scale the Company must print a minimum of 500 pieces for each item in its catalogue. Other than the frame the printing represents the most significant investment by the Company. Five hundred printed lithos represents a cost of $3 - 5,000 per lot. A catalogue of 200 images represents an investment of up to $1,000,000.

     To mitigate against carrying significant investment of inventory for multiple images and framing materials, the Company only processes minimum quantities, although the top-most 20 popular images may be at higher quantities, through to the textured phase; and then only completes the production of finished-goods inventory through the stretching and framing stages once customers' orders are in the pipeline.

     The Company's policy is to periodically evaluate the inventory levels of each product in its inventory on an image-by-image basis, both in light of past sales and estimated future sales of each product and similar products. In addition, when the Company determines that a product line or market should be discontinued, the inventory relating to that product line or market is written down to net realizable value. The purpose of these policies is to ensure that the Company's inventory balance, net of reserves, exclude slow-moving and obsolete inventory and are valued at the lower of cost and market value. The Company uses annual physical inventory counts combined with an analysis of each product's preceding three year's (or for such shorter period that a particular product may have been in existence) sales and a review of the Company's sales expectations for each product to determine whether the level and value of the Company's inventory of a particular product at a given time is excessive. This three-year period has been deemed to be an appropriate period for evaluating the historical sales of the Company's products since such products are not perishable and tends to be marketed over multi-year periods through intermittent and recurring sales programs.

     Inventories of newly selected images, that have less than stellar sales, involve significant judgement by management in the application of its valuation policy. Future circumstances might radically change the performance characteristics of any given catalogue image and in aggregate with other failures result in material write-downs. This has happened in the company's history, although not recently as the Company has not had capital to invest in new images.


     Other assets
     ------------

     Historically, the Company had a significant investment, in excess of $3,000,000, in its patented process. In the future, subject to availability of capital resources, the Company could seek to apply for an additional patent because of modifications to its process. In addition, the Company may seek patent protection in other geographic territories. Similar to judgment on carrying values of its inventories the carried value of capitalized cost for future patent(s) is dependant on future cash flows and underlying marketing and sales trends, which will involves judgments and estimates. Again, should these future events differ materially from its projection then the Company may experience significant write-offs on capitalized costs.


     (ii) Operating Results
     ----------------------

     Year ended November 30, 2003, compared with year ended November 30, 2002
     ------------------------------------------------------------------------

     During the year ended November 30, 2003 the Corporation lost its largest retail customer, The Museum Company, which company experienced further financial difficulties following its emergence from Chapter 11 in 2002.
     Although the Museum Company may continue under new management after its current reorganization it appears to have abandoned its bricks-&-mortar retail distribution in favour of a web-based distribution strategy, and is also refocusing its product lines on lower-priced merchandises. Sales from the Museum Company were $14,706 in 2003 down from $129,494 in 2002, and consequently total sales revenues fell from $191,820 to $83,450. The
     Company or its management has no affiliation with The Museum Company.

     In addition, the majority, approximately 75% in 2003 [90% in 2002], of the Company's sales are transacted in United States Dollars and during fiscal
     2003 the Canadian dollar strengthened significantly, approximately 17%, against the United States dollar.

     Declines from the loss of The Museum Company customer and the weakening US revenue streams were partly offset by small gains in independent retail galleries in the US and in Canada. New customers that were added in fiscal
     2003 were derived from word-of-mouth leads, as the Corporation does no promotional activities.

     ----------------------------- ----------- ----------- ----------- ----------- ----------- -----------
                                          2003           %        2002           %        2001           %
     Total Sales                       $83,450        100%    $191,820        100%    $520,528        100%
     -----------                       -------        ----    --------        ----    --------        ----

     Sales to one Retail Customer      $14,706         17%    $129,494         65%    $203,460         39%
     Sales to next ranked Customer     $12,047         14%     $10,441          5%     $64,910         13%
     ----------------------------- ----------- ----------- ----------- ----------- ----------- -----------

     In the last five years, Unit sales with all customers fell dramatically due to the lack of cash flow to support new initiatives in marketing and selling.

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

     Gross Loss

     Similar to recent prior years, the fall in revenues resulted in the Company reporting a gross loss in fiscal 2003. In addition, sales revenues were less than the fixed overhead costs including the occupancy costs and plant salaries.

     The Company purchases print, canvas, PVC and frame materials from a variety of commodity-suppliers in Canada. Over the last three years, the increases to purchased material prices have been more that offset by relative increases in selling price due to the weakening Canadian Dollar against the United States Dollar. The Company's price lists were set-up when the
     Canadian and United States Dollar conversion was in the range $CAD1.30:$US1.00. In recent years the actual exchange has been at or above $CAD1.50:$US1.00, which has conferred a 15% improvement to the effective selling prices that the Company has enjoyed. In the last three years purchase costs have increased between 5 and 7% annually and were effectively eroding the selling price-exchange advantage.

     However with the strengthening Canadian dollar, the Company enjoyment of strong gross margins from its sales in US dollars and its costs in Canadian dollars has ended.

     Offsetting this negative trends was the benefit the Company derived of selling some images, that were previously written-off to its new customers in 2003. Such product is carried on the Company's books at zero dollars and therefore any sales yield 100% margin to the overall gross margin mix. Such gains are short lived because repeat sales to those new customers are usually concentrated in universally popular images. The likelihood that the Company continues to find new customers and thereby maintains the benefit from sales of products conferring 100% gross margin is limited due to the lack of promotional activities and consequence reliance on referrals for sales growth.

     The Company continued to operate at less than 10% of its total production capacity. Consequently, the fixed cost elements associated with its manufacturing operation have completely offset the limited revenues. On
     2003 sales of $83,000 the Company enjoyed a standard margin of approximately $50,000. This margin did not cover the Company's fixed costs such as its occupancy expenses, of $100,000 and plant indirect-wages of $40,000. Occupancy costs were lower due to one-time recovery, in fiscal 2003, against estimated property taxes, maintenance and insurance ("TMI") of approximately $8,000; versus a charge in fiscal 2002 of approximately $12,000. The Company leases its property for a net monthly rent plus a monthly estimate for TMI, which is subject to an annual adjustment to actual TMI.

     As with past years, the Company was able to mitigate some of its wage expenses by rotating employees through temporary lay-off programs permitted under Ontario labour law provisions. Under such arrangements the Company was able to lay-off employees up to a maximum of 35 weeks while only paying those employees' benefit costs. In turn, employees laid-off under such circumstances can claim accelerated employment benefit relief.

     Net Loss

     The net loss fell from approximately $500,000 to $420,000 due to savings from consulting and professional fees and a foreign exchange gain of $36,000 [2002 $9,000 gain], which was due to the strengthening Canadian dollar.

     Year ended November 30, 2002, compared with year ended November 30, 2001
     ------------------------------------------------------------------------

     Sales

     The Company became totally dependant on The Museum Company, a retail customer, for 65% of its sales. The Museum Company has been a major customer of the Company for over five years that operates company owed-and-managed retail stores throughout the United Sates

     In the last three years, sales of its products under fixed priced contracts have been virtually insignificant. This was solely due to the inability of the Company to attend international art shows or advertise its products through business art media.

     Gross Loss

     The fall in revenues resulted in the Company reporting a gross loss in fiscal 2002. In addition, sales revenues were less than the fixed overhead costs including the occupancy costs and plant salaries.

     The Company is operating at less than 10% capacity. Consequently, the fixed cost elements associated with its manufacturing operation have completely off-set the gross margin benefits realized by the company from the exchange-inflated sales prices. When the Company set its catalogue price lists, its mark-up on its variable costs was approximate 150%. On 2002 sales of $192,000 the Company enjoyed a standard margin of $115,000, after direct-variable costs, however, this margin did not cover the Company's fixed costs such as its occupancy expenses, of $120,000 and plant indirect-wages of $55,000. Consequently, in fiscal 2002 the Corporation had a gross loss of $140,000 compared with a gross loss of $4,000 in fiscal 2001.

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

     c) Liquidity and Capital Resources.
     -----------------------------------

     Year ended November 30, 2003, compared with year ended November 30, 2002
     ------------------------------------------------------------------------

     As of the year ended November 30, 2003, the Company had minimal cash and possessed a substantial working capital deficit. For the year ended at November 30, 2003, the Company was able to sustain its operations primarily from a series of loan advances totalling $322,000, which loans were received from a total of 7 persons including several shareholders. Included in the loans advanced to the Company was $10,000 loaned by Michel Van Herreweghe, an officer and director of the Company. As noted by our chartered accountants in their financial report contained herein, substantial doubt exists that the Company will be able to continue as a going concern.

     The Company can provide no assurance that it will be able to obtain additional working capital from the sale of its equity, or borrow funds from traditional lending sources or from any person who has advanced, or may be interested in advancing, unsecured, demand funds to the Company. If additional loans are received or the Company is able to raise additional funds from the sale of its equity, substantial dilution to the interests and voting rights of current equity holders may occur. Additionally, the Company is not aggressively seeking additional sales of its products from its major customers or from any other sources. If the Company is unable to substantially increase sales from the level experienced in 2003, or obtain additional working capital from loans or from the sale of its equity, this could have a material adverse effect on the ability of the Company to continue its operations. In this event, we may have to re-evaluate all aspects of our business.

     At the Company's Annual, General and Special Meeting of shareholders, held on May 7 2003, the shareholders unanimously approved the following resolutions.

          1.   An  amendment  to the  articles  of the  Corporation  whereby the issued and outstanding shares of the Corporation were consolidated on the basis of one (1) new common share for each one hundred (100) old common shares. The resulting number of issued and outstanding shares was reduced from 25,516,780 old common shares to 255,168 new common shares.

          2. An amendment to the articles of the Corporation whereby the holder of class C common shares of the Corporation are entitled to convert at their option at any time to new common shares on the basis of one (1) class C common share for one hundred (100) new common shares.

     The Corporation believes that under current conditions its access to capital markets and its future success in raising additional capital is dependent upon modifying its capital structure. The consolidation of the shares is designed to enhance the Corporation's ability to raise capital by way of share issuance and to facilitate any potential acquisition by way of share issuance.

     During the year ended November 30, 2003 27,800 class C common shares were converted into 2,780,000 new common shares. Following the date of the year-end 52,000 class C common shares were converted into 5,200,000 new common shares. The total issued and outstanding common shares and class C common shares at November 30, 2003, and March 1, 2004 were 3,035,457 and 372,200 and 8,235,457 and 320,200 respectively. As at March 1, 2004, the remaining issued and outstanding convertible class C common shares of 320,200 represent 32,020,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

     During the year ended November 30, 2003, the loans payable to third parties increased by approximately $322,000 from $354,176 to $675,700, which monies were utilized by the Company for working capital purposes. The current loans payable are due and payable to a total of 7 persons, including 5 persons who are shareholders including Michel Van Herreweghe, officer and director of the Company. The loans are repayable on demand, are non-interest bearing and are convertible into common shares of of the Company at the market rate on the date of conversion. Based on the market value of the common shares at approximately $0.30, the conversion of all loans into common stock of the Company would result in dilution, as approximately 2,225,000 common shares would be issued. During the ensuing year, the Company anticipates that it will attempt to re-negotiate the demand, non-interest bearing loans into more acceptable term notes containing stated maturity date(s) with nominal interest and a prescribed conversion based on an established market value of the common shares. No assurances can be provided that we will be able to successfully negotiate all or any substantial portion of the existing demand loans into acceptable term notes.

     At November 30, 2003, the corporation reported negative working capital of $2,071,212 representing an increase from November 30 2002 of negative $285,710, which was due to increased current liabilities. The Corporation is reporting a shareholders' deficit at the year-end of $2,048,747 that resulted from the Corporation's on-going losses. In fiscal 2003, operating cash flows were negative $347,582, driven by its fiscal 2003 operating losses and compared with negative $333,246 in fiscal 2002. In 2003 the additional current loan advances of $322,0000 financed the shortfall of cash, and in 2002 loan advances of $183,000 and the sale of the Corporation's investment in Buck for $170,000 financed the cash short fall.

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

     The loans payable by the Company increased from $171,367 to $354,176, which capital was utilized by the Company to cover cash flow shortages from its ongoing losses. Subsequent to the November 2002 yearend, these loans have increased to approximately $400,000. The loans are repayable on demand and carry no interest; they are convertible into securities of the Company at their market value on the date of conversion. Based on the market value of the common shares at approximately $0.01, as at November 30, 2002, the conversion of all the loans to securities in the Company would result in significant dilution, as their said conversion would cause the issuance of approximately 40,000,000 common shares.

     The Company has negative working capital at November 30, 2002, of $1,785,502 compared with negative working capital at November 30, 2001, of $1,466,946, which was due to its increased current liabilities.

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

     On December 4, 2000, the Company acquired the balance of 200 common shares of Buck, thereby owning 100% of Buck. The consideration paid for the remaining 200 common shares was as follows:

      Cash               ...........................................$    500,000
      Add - 2,000,000 Common Shares Issued
      Fully Paid and Non-assessable     ............................     470,000
      --------------------------------------------------------------------------

           Total Consideration       ...............................$    970,000
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

       Total Consideration..........................................$    970,000
       Less - Shares Purchased......................................      75,000
     ---------------------------------------------------------------------------
     Allocated to Goodwill                                          $    895,000
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

     As a consequence of the above transactions, plus further common shares issues by Buck through October 31, 2001, the resulting common share ownership in Buck, on a fully diluted basis assuming all warrants to purchase Buck common shares are exercised, was as follows:

     The LaBuick Group,
     1483516 & other                        18,000,000                       90%
     ART                                     2,000,000                       10%
     ---------------------------------------------------------------------------
     TOTAL                                  20,000,000                      100%
     ---------------------------------------------------------------------------

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


     Dividends - Year ended November 30, 2003

     None.


     To be legally entitled to pay dividends, the Company is required to have assets in excess of liabilities and stated capital after any payment of dividends. The Company has a shareholders' deficit of $2,048,747 as of November 30, 2003 and therefore it does not meet this standard and cannot pay dividends on its securities at this time.

     The payment of dividends on the Common Shares will depend on the Company's future earnings and financial condition and such other factors, as the Board of Directors of the Company may then consider relevant.


     Dividends - Year ended November 30, 2002

     None.


     Dividends - Year ended November 30, 2001

     None.


     Legal proceedings -- information on the 10% Note Holders

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

     The Company and the note holders did not negotiate any further extensions through fiscal 2003; however, the note holders have made no payment demands.



Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     The Corporation has exposure to exchange risk from its United States dollar debt and trade liabilities. The table below summarizes the principle USD$ debt arising from its notes and trade payables. In addition the Corporation has not paid any interest on its USD$ notes, which accrues annually at 10%.
     The total exposure to USD$ debt has increased from $559,000 to $702,000, from 1999 to 2003 respectively. The exchange rate between CAD / USD $'s has been somewhat volatile ranging from a high to low of 1.6 / 1.0 to 1.29 /
     1.0 correspondingly; in the current fiscal year ended November 30, 2003, the Canadian dollar has strengthened significantly against the US dollar, generating the reported unrealized exchange gain of approximately $130,000.
     Currently the Corporation's USD$ assets are negligible, its sales revenues, which are mainly USD$ have dived in recent years, resulting in only minor
     USD$ trade receivables. In the past five years the Corporation had a maximum trade receivable in USD$ of approximately $100,000.

     -------------------------------- ------------ ------------ ------------ ------------ ------------
                                        Nov 30 03    Nov 30 02    Nov 30 01   Nov 30 00     Nov 30 99
                      Fixed Interest
                       10% USD Notes
                   Principle (USD $)      315,000      315,000      315,000     315,000       315,000
            Accrued Interest (USD $)      237,708      206,208      174,708     143,208       111,708
     Total US debt & unpaid interest      552,708      521,208      489,708     458,208       426,708
                  US$ Trade Payables      149,823      132,750      132,750     132,750       132,750
                Total US liabilities      702,531      653,958      622,458     590,958       559,458
            Exchange Rate USD:CAD $*        1.299        1.565        1.573       1.536         1.471
                                          912,588    1,023,444      979,002     907,711       822,907
     *Exch. Rate Increase (Decrease)      (17.0)%       (0.0)%         2.4%        4.4%            --
     -------------------------------- ------------ ------------ ------------ ------------ ------------


     Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.

     ------------------------------------------ ---------- ------------ ---------- ---------- ---------
                                                     2003         2002       2001       2000       1999

                Assumed sales revenues in USD     100,000      100,000    100,000    100,000    100,000
         Canadian equivalents per $US 100,000     129,900      156,500    157,300    153,600    147,100
     COGS, apprx. (annual 2.5% RM price-inc.)      49,672       48,460     47,278     46,125     45,000
                            Gross Profit (GP)      80,228      108,040    110,022    107,475    102,100
            (Loss) contribution vs highest GP     (29,793)      (1,982)      --       (2,547)    (7,922)
     ------------------------------------------ ---------- ------------ ---------- ---------- ---------

     During fiscal 2003, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.29: $US1.0 to a high of $CAD1.60: $US1.0. Approximately $62,000 (76%) of the Company's sales revenues was transacted in US dollars.

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

Item 8. Financial Statements and Supplementary Data.


                                AUDITORS' REPORT

To the Shareholders of
ART International Corporation
[Formerly A.R.T. International Inc.]


We have audited the balance sheet of ART International Corporation [Formerly A.R.T. International Inc.] as at November 30, 2003 and 2002 and the statements of loss, shareholders' deficit and cash flows for each of the years in the three-year period ended November 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2003, 2002 and 2001 in accordance with generally accepted accounting principles.

In the United States, reporting standards for auditors require the addition of an explanatory paragraph (following the opinion paragraph) when the financial statements are affected by conditions and events, such as the going concern uncertainty described in Note 3 to the financial statements. Our report to the shareholders dated February 20, 2004 is expressed in accordance with Canadian and United States reporting standards. Canadian reporting standards do not permit a reference to such events and conditions in the auditors' report when they are adequately disclosed in the financial statements.





Toronto, Canada                                       CHARTERED ACCOUNTANTS

February 20, 2004

                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)

                                  BALANCE SHEET

                           NOVEMBER 30, 2003 AND 2002
                          (STATED IN CANADIAN DOLLARS)





                                                            2003         2002
                                                         ----------   ----------
ASSETS
    CURRENT
        Cash                                             $    9,102   $   35,160
        Accounts Receivable                                   8,657       17,822
        Inventories [Notes 2(a) and 5]                       48,446       68,403
        Prepaid Expenses and Deposits                        10,375        7,905
                                                         ----------   ----------
                                                             76,580      129,290
                                                         ----------   ----------



    INVESTMENT IN AFFILATED COMPANY [Note 6]                   --           --
                                                         ----------   ----------



    CAPITAL [Note 7]                                         22,464       28,080
                                                         ----------   ----------



    OTHER
        Patents                                           3,931,051    3,931,051
        Art Reproduction Rights                             441,875      441,875
                                                         ----------   ----------
                                                          4,372,926    4,372,926
        Less - Accumulated Amortization [Note 2(c)]       4,372,925    4,372,925
                                                         ----------   ----------
                                                                  1            1
                                                         ----------   ----------


                       TOTAL ASSETS                      $   99,045   $  157,371
                                                         ==========   ==========


















The accompanying notes form an integral part of these financial statements.

                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)

                                  BALANCE SHEET

                           NOVEMBER 30, 2003 AND 2002
                          (STATED IN CANADIAN DOLLARS)






                                                       2003            2002
                                                   ------------    ------------
LIABILITIES
    CURRENT
        Accounts Payable and Accrued Liabilities   $    754,069    $    744,925
        Loans Payable [Note 8]                          675,700         354,176
        Notes Payable [Note 9]                          718,023         815,691
                                                   ------------    ------------

                       TOTAL LIABILITIES              2,147,792       1,914,792
                                                   ------------    ------------




SHAREHOLDERS' DEFICIENCY
    SHARE CAPITAL [Note 10]
        COMMON SHARES
             3,035,457 {2002 - 255,168}              10,502,167      10,495,217
        CLASS "C" COMMON SHARES
               372,200 {2002 - 400,000}                  93,051         100,001
                                                   ------------    ------------

                                                     10,595,218      10,595,218

    CONTRIBUTED SURPLUS                              11,775,000      11,775,000

    DEFICIT                                         (24,418,965)    (24,127,639)
                                                   ------------    ------------
                                                     (2,048,747)     (1,757,421)

                     TOTAL LIABILITIES
               LESS SHAREHOLDERS' DEFICIENCY       $     99,045    $    157,371
                                                   ============    ============






APPROVED BY THE BOARD:  Director _________________ Director ____________________




To be read in conjunction with the Auditors' Report attached hereto dated February 20, 2004.


                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)


                       STATEMENT OF SHAREHOLDERS' DEFICIT


              FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)







                                                  CLASS "C"                     CUMULATIVE
                                   COMMON          COMMON       CONTRIBUTED     TRANSLATION    SHAREHOLDERS'
                                   SHARES          SHARES         SURPLUS         ACCOUNT         DEFICIT
                               -------------   -------------   -------------   -------------   -------------
BALANCE AT NOVEMBER 30, 2000   $   9,517,875   $     100,001   $  11,775,000   $        --     $  22,324,537

ADD - Shares Issued                  470,000            --              --              --              --
     - Stock Dividend                507,342            --              --              --              --
     - Net Loss                         --              --              --              --         1,303,823
     - Dividend                         --              --              --              --              --
                               -------------   -------------   -------------   -------------   -------------
BALANCE AT NOVEMBER 30, 2001      10,495,217         100,001      11,775,000            --        23,628,360

ADD  - Net Loss                         --              --              --              --           499,279
                               -------------   -------------   -------------   -------------   -------------
BALANCE AT NOVEMBER 30, 2002      10,495,217         100,001      11,775,000            --        24,127,639

ADD  - Conversion                      6,950            --              --              --              --
     - Net Loss                         --              --              --              --           420,494
                               -------------   -------------   -------------   -------------   -------------
                                  10,502,167         100,001      11,775,000            --        24,548,133
LESS - Conversion                       --             6,950            --              --              --
     - Exchange Difference              --              --              --           129,168         129,168
                               -------------   -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2003   $  10,502,167   $      93,051   $  11,775,000   $     129,168   $  24,418,965
                               =============   =============   =============   =============   =============































The accompanying notes form an integral part of these financial statements.


                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)

                                STATEMENT OF LOSS

              FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)

                                                             2003           2002           2001
                                                         -----------    -----------    -----------

SALES                                                    $    83,450    $   191,820    $   520,528
                                                         -----------    -----------    -----------

COST OF GOODS SOLD AND OTHER
    MANUFACTURING COSTS
        Cost of Goods Sold and Other Manufacturing
           Costs Before the Undernoted:                      218,956        327,566        518,946

        Amortization of Capital Assets                         3,706          4,632          5,790
                                                         -----------    -----------    -----------
                                                             222,662        332,198        524,736
                                                         -----------    -----------    -----------


                                   GROSS  LOSS              (139,212)      (140,378)        (4,208)


SELLING, GENERAL AND ADMINISTRATIVE
    EXPENSES
        Selling, General and Administrative Expenses
           Before the Undernoted:                            274,829        312,734        422,466
                                                         -----------    -----------    -----------

                              LOSS FROM OPERATIONS          (414,041)      (453,112)      (426,674)


        Foreign Exchange Loss (Gain)                         (36,378)        (9,380)        13,355
        Amortization of Capital Assets                         1,910          6,092          3,911
        Loan Interest                                         40,921         49,455         47,699
                                                         -----------    -----------    -----------


                           LOSS BEFORE UNDERNOTED ITEM      (420,494)      (499,279)      (491,639)

EQUITY IN LOSS OF AFFILIATED COMPANY [Note 6]                   --             --         (812,184)
                                                         -----------    -----------    -----------

                                    NET LOSS             $  (420,494)   $  (499,279)   $(1,303,823)
                                                         ===========    ===========    ===========

NET LOSS PER COMMON SHARE [Note 13(b)]                   $     (0.49)   $     (1.96)   $     (5.11)
                                                         ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF
    COMMON SHARES [Note 13(d)]                               860,389        255,168        255,168
                                                         ===========    ===========    ===========




The accompanying notes form an integral part of these financial statements.


                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)

                             STATEMENT OF CASH FLOWS

              FOR THE YEARS ENDED NOVEMBER 30, 2003, 2002 AND 2001
                          (STATED IN CANADIAN DOLLARS)


                                                                2003           2002           2001
                                                            -----------    -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES
    Net Loss                                                $  (420,494)   $  (499,279)   $(1,303,823)
    Adjustments for:
        Amortization of Capital Assets                            5,616         10,724          9,701
        Foreign Exchange Gain on Accrued Interest
           AND PENALTIES on Notes Payable                        (9,421)          --             --
        Equity in Loss of Affiliated Company                       --             --          812,184
        Legal Expenses Reimbursed by Affiliated Company            --             --           57,018

        Allowance on Inventories                                 12,670
        Accrued Interest and Penalties on Notes Payable          40,921         45,479         66,405
                                                            -----------    -----------    -----------
                                                               (370,708)      (443,076)      (358,515)
    Net Changes in Working Capital Balances:
        Accounts Receivable                                       9,165         35,098         43,363
        Inventories                                               7,287         41,859         74,590
        Prepaid Expenses and Deposits                            (2,470)          --            9,000
        Accounts Payable and Accrued Liabilities                  9,144         32,873         26,761
                                                            -----------    -----------    -----------
                                                               (347,582)      (333,246)      (204,801)
                                                            -----------    -----------    -----------




CASH FLOWS FROM FINANCING ACTIVITIES
        Loans Payable                                           321,524        182,809        111,367
        Foreign Exchange on note Payable                       (129,168)          --             --
        Issuance of Share Capital for Cash {Net}                   --             --          507,342
        Exchange Difference                                     129,168           --             --
                                                                           -----------    -----------
                                                                321,524        182,809        618,709
                                                            -----------    -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
        Investment in Affiliated Company                           --          170,000       (500,000)
                                                            -----------    -----------    -----------

                          NET INCREASE (DECREASE) IN CASH       (26,058)        19,563        (86,092)

CASH - Beginning of Year                                         35,160         15,597        101,689
                                                            -----------    -----------    -----------

CASH - End of Year                                          $     9,102    $    35,160    $    15,597
                                                            ===========    ===========    ===========








The accompanying notes form an integral part of these financial statements.

                          ART INTERNATIONAL CORPORATION
                      (FORMERLY A.R.T. INTERNATIONAL INC.)

                          NOTES TO FINANCIAL STATEMENTS

                                NOVEMBER 30, 2003
                          (STATED IN CANADIAN DOLLARS)


1.   INCORPORATION AND NATURE OF OPERATIONS

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

     (D)  FAIR VALUES

          The carrying amounts of all financial instruments approximate their respective fair values at year end. The recorded amounts of other financial instruments in these financial statements approximate their fair values.

     (E)  FOREIGN CURRENCY TRANSLATION

          These financial statements are presented in Canadian dollars.

          Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are included in the Income Statement, whereas unrealized gains and losses arising on translation are recorded as a separate component of shareholders' equity.


     (F)  MANAGEMENT REPRESENTATIONS

          In the opinion of management, all adjustments necessary for a fair presentation of the financial position at November 30, 2003 and 2002 and the results of operations, cash flows and related note disclosures for the fiscal years ended November 30, 2003, 2002 and 2001 have been made. The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     (G)  REVENUE RECOGNITION

          Revenues and cost of sales are recognized as title to products and material passes to the customer. Title passes when the product is shipped to the customer and all sales invoices stipulate the terms and conditions, i.e. "free on board" and "at the Company's premises".

     (H)  INCOME TAXES

          The Company  follows the  liability  method of  accounting  for income
          taxes  in  accordance   with  the  Canadian   Institute  of  Chartered
          Accountants'  new income tax  standard and SFAS #109  {Accounting  for
          Income Taxes}.  Under this method,  income tax  liabilities and assets are  recognized  for the estimated tax  consequences  attributable  to differences  between the amounts reported in the financial  statements and their  respective tax bases,  using enacted income tax rates.  The effect  of  a  change  in  income  tax  rates  on  future  income  tax liabilities  and assets is recognized in income in the period that the change occurs.

     (I)  COMPARATIVE FIGURES

          The comparative figures for common shares issued have been restated to reflect a 1 for 100 reverse stock-split.


3.   GOING CONCERN

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

4.   CURRENCY RISK

     The Company is exposed, in its normal course of business, to foreign exchange risks. The foreign exchange rate may change from that of the balance sheet date.


5.   INVENTORIES

     Inventories consist of the following:

                                            2003                                              2002
                       -----------------------------------------------   -----------------------------------------------


                                        Provision for                                     Provision for
                                         Obsolete and                                      Obsolete and
                           Gross         Slow-Moving          Net            Gross         Slow-Moving          Net
                           Amount        Inventories         Amount          Amount        Inventories         Amount
                       -------------    -------------    -------------   -------------    -------------    -------------
     Finished Goods    $      62,317    $     (24,870)   $      37,447   $      60,840    $     (19,460)   $      41,380
     Work-in-Process            --               --               --              --               --               --
     Raw Materials            36,146          (25,147)          10,999          44,910          (17,887)          27,023
                       -------------    -------------    -------------   -------------    -------------    -------------

                       $      98,463    $     (50,017)   $      48,446   $     105,750    $     (37,347)   $      68,403
                       =============    =============    =============   =============    =============    =============

6.    INVESTMENT IN AFFILIATED COMPANY
                                                CUMULATIVE %      CHARGED
                                       INVESTMENT     OWNERSHIP       TO COSTS

                                        IN BUCK        IN BUCK      AND EXPENSES
                                      ------------   ------------   ------------

     BALANCE AT November 30, 1999     $       --             Nil%   $       --
                                      ------------   ------------   ------------

     ADD - Purchase of Common Shares       400,000             44           --
         - Conversion of Debt               70,000             50           --
                                      ------------
                                           470,000                          --
     LESS - Equity in Share of Loss        400,798                       400,798
                                      ------------

     BALANCE AT NOVEMBER 30, 2001           69,202             50           --

     ADD - Purchase of Common Shares       970,000            100           --
                                      ------------
                                         1,039,202                          --
                                      ------------

     LESS - Legal Expenses Reimbursed       57,018                          --
          - Equity in Share of Loss        812,184                       812,184
                                      ------------
                                                                         869,202

     BALANCE AT NOVEMBER 30, 2002          170,000             10           --

     LESS - Disposal of Investment         170,000                          --
                                      ------------                  ------------

     BALANCE AT NOVEMBER 30, 2003     $       --             Nil%   $       --
                                      ============   ============   ============

     (A)  ACQUISITION OF THE BUCK-A-DAY COMPANY INC.

          On December  15,  1999,  the Company  executed an  agreement  with The
          Buck-a-Day Company Inc. (formerly 1375400 Ontario Limited), hereinafter collectively referred to as "Buck". Buck is in the direct response telemarketing and sales business. In addition, Buck offers third party retail financing services, utilizing its "Buck a Day" credit card, whereby customers can purchase computers and other consumer products for as little as "a dollar a day" with no down payment. Initially, ART International Corporation (formerly A.R.T. International Inc. had the right to purchase a 44% interest in Buck for $400,000.

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

           Cash                                                     $    500,000
           Add - 2,000,000 Common Shares Issued
                         Fully Paid and Non-assessable                   470,000
                                                                    ------------

           TOTAL CONSIDERATION                                      $    970,000
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

           Total Consideration                                      $    970,000
           Less - Shares Purchased                                        75,000
                                                                    ------------

           ALLOCATED TO GOODWILL                                    $    895,000
                                                                    ============

          The Company funded the purchase of the initial 50% of Buck's shares from the sale of its common shares under the Regulation S Offering. In total, the Company paid $470,000 for 200 common shares, representing 50% of Buck's total share capital. The 200 common shares were issued from treasury.


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

          As a result of the issuance of shares and exercise of warrants, the Company's ownership in Buck was diluted to 10% of the issued common shares.

     (C)  DISPOSITION OF BUCK

          Effective February 18, 2003, the Company sold its remaining investment in Buck to a third party. The 2,000,000 common shares of Buck were sold at the aggregate price of $171,428. The proceeds were used to partially repay the loans payable and for on-going working capital purposes.


7.   CAPITAL ASSETS 2003 2002


                                                        ACCUMULATED      NET BOOK       NET BOOK
                                             COST       AMORTIZATION       VALUE          VALUE
                                         ------------   ------------   ------------   ------------
     Equipment, Furniture and Fixtures   $    358,821   $    336,357   $     22,464   $     28,080
                                         ============   ============   ============   ============


8.   LOANS PAYABLE - $675,700

     These loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion. These loans are payable to seven {7} parties, of which five {5} are shareholders of the Company and represent more than 50% of the loan.


9.    NOTES PAYABLE

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


                                  2003                          2002
                                  ----                          ----
                       ---------------------------   ---------------------------
                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars

     Principal         $    315,000   $    409,217   $    315,000   $    492,975
     Accrued Interest       237,708        308,806        206,208        322,716
                       ------------   ------------   ------------   ------------

                       $    552,708   $    718,023   $    521,208   $    815,691
                       ============   ============   ============   ============


10.  SHARE CAPITAL

     (A)  AUTHORIZED

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

               The directors have authorized 875,000 class "A" preference shares, series 1, each of which is convertible into 0.048 common shares. All the 875,000 class A preference shares were issued and fully converted into common shares in fiscal 2000.

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

          (iv) Common shares


     (B)  ISSUED

            Common Shares
                                             2003                         2002
                                   ----------------------------------------------------

                                   Number of                     Number of
                                     Shares        Amount        Shares        Amount
                                  -----------   -----------   -----------   -----------

          Balance - End of Year     3,035,457   $10,502,167       255,168   $10,495,217
                                  ===========   ===========   ===========   ===========

          During the 2003 fiscal year, the Company had a 100 to 1 reverse stock split on common shares. In addition, 27,800 of the class "C" common shares were converted to common shares at a rate of 1 to 100. The cash consideration of $6,950 was transferred from class "C" common shares to common shares.

          During the 2001 fiscal year, the Company issued 800,000 common shares (on a post-stock dividend basis) for a total cash consideration of $507,342. In addition, 2,000,000 shares were issued in conjunction with the acquisition of The Buck-A-Day Company Inc. at a value of $470,000.


          Class C Common Shares

          The Company has issued 400,000 class C common shares. After adjusting for the above noted conversion of 27,800 class C common shares, the balance of 372,200 class C common shareholders representing 37,200,000 votes and therefore they control the election of its directors, and the operations of the Company.


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

          The options and warrants are allocated as follows:

                                                           NUMBER OF SHARES
                                                 ------------------------------------
                                                    2003         2002         2001
                                                 ----------   ----------   ----------
          Balance - Beginning of Year                  --      1,016,000       16,000
          Add  - Options and Warrants Issued           --           --      1,000,000
                                                 ----------   ----------   ----------
                                                       --      1,016,000    1,016,000
          Less  - Options and Warrants Expired         --      1,016,000         --
                                                 ----------   ----------   ----------

          Balance - End of Year                        --           --      1,016,000
                                                 ==========   ==========   ==========

          During the year, the Company issued Nil common stock options [2002 - Nil; 2001 - 1,000,000], pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years. The 1,000,000 stock options were issued at an option price of $1.00 per stock option, with an expiry date of December 4, 2001 and expired unexercised.


11.  SEGMENTED INFORMATION

     The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

     Operations and identifiable assets by geographic segments are as follows:


                                                    2003       2002       2001
                                                  --------   --------   --------

     DOMESTIC SALES - Canada                      $ 20,233   $ 17,554   $102,934

     INTERNATIONAL EXPORT SALES:
        U.S.A                                       63,217    174,266    389,198
        European Economic Community                   --         --        7,930
        Other                                         --         --       20,466
                                                  --------   --------   --------

                                                  $ 83,450   $191,820   $520,528
                                                  ========   ========   ========

     All significant identifiable assets and amortization relate to assets situated in Canada.

12.  LEASE COMMITMENT

     Under a long-term lease expiring January 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

     FISCAL YEAR ENDING                                       AMOUNT
     ------------------                                       ------

           2004...........................................  $  67,091
           2005...........................................     71,953
           2006...........................................     75,356

     The  rent  paid  in  2003  was  $98,176;  [2002 -  $106,998];  and  [2001 -
     $111,905].


13. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

     The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."), which state that issue costs of the shares are treated as a reduction of capital. These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P."), which state that the issue costs of the shares are treated as an expense in the period.

     The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                                      2003                            2002                            2001
                          ----------------------------    ----------------------------    ----------------------------
                            CANADIAN          U.S.          CANADIAN          U.S.          CANADIAN          U.S.
                            G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.
                          ------------    ------------    ------------    ------------    ------------    ------------>

     (A)  BALANCE SHEET:

          Share Capital
              Issued      $ 10,595,218    $ 12,636,761    $ 10,595,218    $ 12,636,761    $ 10,595,218    $ 12,636,761
                          ============    ============    ============    ============    ============    ============

          Accumulated
              Deficit     $(24,418,965)   $(26,466,723)   $(24,127,639)   $(26,175,397)   $(23,628,360)   $(25,676,118)
                          ============    ============    ============    ============    ============    ============

     (B)  STATEMENT OF LOSS:

                                                            2003       2002        2001
                                                          --------   --------    --------

          Net Loss per Common Share under U.S. G.A.A.P    $  (0.49)  $  (1.96)   $  (5.15)
                                                          ========   ========    ========



     (C)  WEIGHTED AVERAGE NUMBER OF SHARES

          - U.S. G.A.A.P. [Note 12(e)]                     860,389    255,168    255,168
                                                          ========   ========   ========


     (D)  WEIGHTED AVERAGE NUMBER OF SHARES

              - CANADIAN G.A.A.P.                          860,389    255,168    255,168
                                                          ========   ========   ========

     (E) The Financial Accounting Standards Board {FAS 128} requires that for U.S. G.A.A.P. purposes the Company follow the "Treasury Stock Method" in determining the weighted average number of shares. This method could result in a difference in the weighted average number of shares as determined in accordance with Canadian G.A.A.P.

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

14.  INCOME TAXES

     There are no current or future income taxes payable in Canada or the United States.

     The Company has sustained net operating losses. Realization of the income tax benefits of these losses is dependant on generating sufficient taxable income prior to expiration of any net operating loss carry-forwards {NOL's}. Realization is not assured and management believes that a valuation allowance equal to the deferred income tax asset should be set up. 100% of the NOL's were generated in Canada and expire as follows:

                  YEAR                 CANADIAN        U.S.         TOTAL
                                     -----------   -----------   -----------
                  2004.............. $   924,031          --     $   924,031
                  2005..............     395,462          --         395,462
                  2006..............      88,687          --          88,687
                  2007..............     531,742          --         531,742
                  2008..............     481,938          --         481,938
                  2009..............     488,555          --         488,555
                  2010..............     414,879          --         414,879
                                     -----------   -----------   -----------

                                     $ 3,325,294   $      --     $ 3,325,294
                                     ===========   ===========   ===========

     There were no reportable temporary differences between income for financial statement purposes and taxable income.

     The following sets forth the differences between the provision for income taxes computed at the United States federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                         2003       2002       2001
                                       --------   --------   --------

     Provision Computed at the
     Canadian Federal and Provincial
     Statutory Income Tax Rates        $273,322   $324,532   $847,485

     Less - Valuation Allowance         273,322    324,532    847,485
                                       --------   --------   --------

     NET TAX BENEFIT RECOGNIZED        $   --     $   --     $   --
                                       ========   ========   ========


15.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                         2003                         2002
                                -------------------------   -------------------------

                                              Percentage                  Percentage
                                Percentage    of Accounts   Percentage    of Accounts
                                 of Sales     Receivable     of Sales     Receivable
                                -----------   -----------   -----------   -----------

     SALES THROUGH TWO RETAIL
      COMPANIES  (U.S.)            31%            27 %           70%          29%
                                   ==             ==             ==           ==

16.  SUBSEQUENT EVENT

     Subsequent to the year end, the Company converted 52,000 class "C" common shares to 5,200,000 common shares.


17.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the year 2003 [2002: interest - $ Nil; income taxes - $ Nil] [2001: interest - $ Nil; income taxes - $ Nil].


18.  SUPPLEMENTARY DATA

     (I)  SELECTED QUARTERLY FINANCIAL INFORMATION


--------------------------------------------------------------------------------------------------------------------------------
                       FIRST     SECOND      THIRD     FOURTH                 FIRST     SECOND      THIRD     FOURTH
                        QTR        QTR        QTR        QTR       TOTAL       QTR        QTR        QTR        QTR       TOTAL
                     --------   --------   --------   --------   --------   --------   --------   --------   --------   --------
NET SALES              21,166     20,994     24,038     17,252     83,450     91,890     41,010     25,000     33,920    191,820
                                                                 ========                                               ========
                                                                              (5,186)
GROSS LOSS             39,118
(PROFIT)                          16,512     36,235     47,347    139,212                39,310     54,634     51,620    140,378
                                                                 ========                                               ========

NET LOSS              110,906     82,459    111,568    115,561    420,494    128,970    133,340    125,080    111,889    499,279
                                                                 ========                                               ========
---------------------------------------------------------------------------------------------------------------------   --------
NET LOSS PER
COMMON SHARE            0.435      0.323      0.209      0.134       1.10      0.505      0.522      0.490      0.438      1.954
                                                                                                                        ========
---------------------------------------------------------------------------------------------------------------------   --------
WEIGHTED
AVERAGE NUMBER
OF COMMON SHARES      255,168    255,168    534,909    860,389     860389    255,168    255,168    255,168    255,168    255,168
                                                                                                                        ========
---------------------------------------------------------------------------------------------------------------------   --------


     (II) VALUATION AND QUALIFYING ACCOUNT


                                       INVENTORIES
                          -----------------------------------
                            BALANCE    CHARGED TO     CHARGED                  BALANCE
                           BEGINNING    COSTS AND    TO OTHER                    END
                            of Year     Expenses     Accounts    Deductions     of Year
                          ----------   ----------   ----------   ----------   ----------
          PROVISION FOR
          OBSOLETE AND
          SLOW-MOVING
          INVENTORIES     $   37,347   $   12,670   $     --     $     --     $   50,017
                          ==========   ==========   ==========   ==========   ==========



          The inventory allowance of $48,827 as at November 30, 2001 was written-off against the opening work-in-process of $48,827, which resulted in the work-in-process being carried at $ Nil as at November 30, 2003 and November 30, 2002.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

The Corporation is a foreign private issuer within the meaning of Rule 3b-4 under the Securities Act of 1934 and its full compliance with the requirements under Regulation S-K is not mandated until 2005.

(a) Evaluation of disclosure control and procedures. Based on Management's evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the designed and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

     On May 7, 2003, the Company held an Annual, General and Special Meeting of Shareholders at the Corporation's offices located at 5-7100 Warden Avenue, Markham, Ontario, Canada L3R 8B5, on May 7, 2003. At that meeting Simon Meredith, Michel Van Herreweghe, Roger Kirby, Stephan Gudmundsson were elected as Directors of the Corporation to hold office until the next Annual Meeting or until their successors are elected or appointed

     Simon P. Meredith, President & COO -- Was elected a director of the Company and President and Chief Operating Officer in November 1994. Mr. Meredith is a Chartered Accountant and was Vice President, Finance and Administration of Gormont Group Limited from April 1991 through December 1994. He was a consultant for Helix Investments Limited (a private investment group) from October 1990 through March 1991 and Vice President, Finance and Administration of The Diecut Group, Inc from June 1987 through September 1990.

     Michel van Herreweghe, Chairman & CEO -- Was Director of Nickeldale Resources Inc. from 1988 through 1996. He was a Director of Aronos Multinational Inc. From 1991 though 1992; Director of Xxpert Rental Tool Inc. from 1993 through 1994; CEO Oxford Securities Corporation (Bahamas) 1993 to 2000; Director Commonwealth Asset Managers Limited (Bahamas) 1994 to June 1997. He was appointed State of Florida Commissioner of Deeds 1994 to March 1999; Director Creditanstalt Bank of Switzerland, A.G. 1996 to 2001;

     Roger Kirby, Director. -- Is President of Enviro-Lite International Inc; General Manager of Can-Am Teck Inc. 1991; Vice-President Sales for Demax Inc. 1990; President of Telephony Communications International Inc. from 1987 through 1990; President of Nickeldale Resources Inc. to November 1996.

     Stephan Gudmundsson, Director - President Technopac since 1991; President Trinity Plastics Inc. 1989 - 1991.

     Compliance With Section 16(a) of the Exchange Act

     This item is not applicable because the Company is a foreign private issuer within the meaning of Rule 3b-4 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Company's securities are therefore currently exempt from the provisions of Sections 14(a), 14(b), 14(c), 14(f) and 16 of the Exchange Act.

     The Audit Committee.

     The Company has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee are Michel Van Herreweghe, Simon Meredith and Roger Kirby. The Company's Board of
     Directors has determined that Simon Meredith is an audit committee financial expert as defined by Item 401(h) of Regulation S-K of the Securities Exchange Act of 1934.

     The Audit Committee meets two times during a fiscal year. The Corporation has not adopted a written charter for the audit committee. This committee is primarily concerned with assisting the Board in fulfilling its fiduciary responsibilities relating to accounting policies and auditing and reporting practices and insuring that all Canadian standards of practice comport with standards adopted and required by the SEC and other appropriate regulatory authorities. The committee also is tasked with assuring the independence of the Company's public accountants, the integrity of management and the adequacy of the Company's financial disclosure. Its duties include recommending the selection of independent accountants, reviewing the scope of the audits and the results thereof, and reviewing the organization and scope of the Company's internal systems of financial control and accounting policies.

     Code of Ethics

     The Company has adopted a Code of Ethics that applies to its principal executive and financial officers and the persons performing similar functions. The Code of Ethics will be posted in the near future on our website at www.artinternationalinc.com. The Company will provide a copy of its Code of Ethics, without charge, to any investor that requests it. Requests should be addressed in writing to ART International Corporation,
     Attn.: Simon Meredith,  7100 Warden Avenue,  Markham,  Ontario,  Canada L3R
     8B5.


Item 11. Executive Compensation.

The following table sets forth the aggregate cash compensation paid for services rendered to the Company during the last three fiscal years by all individuals who served as the Company's Officers and Directors during each fiscal year.

--------------------------------------------------------------------------------------------------------------------------
                                                           (In Canadian Dollars)
--------------------------------------------------------------------------------------------------------------------------
                                             Annual Compensation                    Long-Term Compensation Awards
                                                             Other Annual  Restricted     Securities          All
Name and                         Year    Salary     Bonus    Compensation    Stock        Underlying         Other
Principal Position                         ($)       ($)          ($)      Awards ($)     Options (#)    Compensation ($)
------------------              -----   --------   -------      -------   ------------   -------------   -----------------
Simon Meredith (1)               2003       --        --         60,000           --              --                  --
President                        2002       --        --         60,000           --              --                  --
                                 2001       --        --        120,000           --              --                  --
Michel van Herreweghe,           2003       --        --           --             --              --                  --
Chairman                         2002       --        --           --             --              --                  --
                                 2001       --        --           --             --              --                  --
Roger Kirby, Director            2003       --        --           --             --              --                  --
                                 2002       --        --           --             --              --                  --
                                 2001       --        --           --             --              --                  --
Stephan Gudmundsson              2003       --        --           --             --              --                  --
Director                         2002       --        --           --             --              --                  --
--------------------------------------------------------------------------------------------------------------------------
Marc Bielby, Director            --         --        --           --             --              --                  --
(Resigned 2002)                  2002       --        --           --             --              --                  --
                                                                                                                      2001
Ed LaBuick                       --         --        --           --             --              --                  --
(Resigned 2001)                  --         --        --           --             --              --                  --
(Father - Dennis LaBuick)        2001       --        --           --             --              --                  --
Dennis LaBuick                   --         --        --           --             --              --                  --
(Resigned 2001)                  --         --        --           --             --              --                  --
(Son - Ed LaBuick)               2001       --        --           --             --              --                  --
--------------------------------------------------------------------------------------------------------------------------

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

Aggregate Option Exercises In Last Fiscal Year And Fiscal Year-End Option Values

--------------------------------------------------------------------------------
  Name              Open          Options             Options            Close
                  Options         Granted              Expred           Options
               Qty       $     Qty      $Price      Qty       $      Qty       $
                                         /sh.
Simon
Meredith            --              --                   --               --
Michel van
Herreweghe          --              --                   --               --
Roger
Kirby               --              --                   --               --
Stephan
Gudmundsson         --              --                   --               --
Marc
Bielby              --              --                   --               --
Ed
LaBuick (1)         --              --                   --               --
Dennis
La Buick(1)         --              --                   --               --
--------------------------------------------------------------------------------
(1) Ed and Dennis LaBuick were the founder shareholders of and senior management, CEO and President respectively, of Buck.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

The following table shows, as of February 29, 2004, the number of shares of our common stock beneficially owned by each director, any shareholder beneficially owning 5% of the outstanding shares of our common stock, and all directors and executive officers as a group.

-----------------------------------------------------------------------
                              Aggregate number        Percentage of
           Name                 Common Shares          Outstanding
                              Beneficially Owned     Common Stock (1)
Simon Meredith
President                                  2,000               0.025%
Michel van Herreweghe
Chairman                                   3,600               0.045%
Roger Kirby
Director                                     100              0.0012%
----------------------------------------------------------------------
Directors & Officers
As a group (3)                             5,700                (2)
----------------------------------------------------------------------


(1)  Based on the number of shares outstanding at February 29, 2004.
(2) Percentage of shares beneficially owned does not exceed one percent of the outstanding shares of the common stock of the Company.

Item 13. Certain Relationships and Related Transactions.

At February 29, 2004, the Company has 320,200 Class "C" Common shares issued and outstanding. Each Class "C" Common share entitles the holder to 100 votes. Therefore the Class "C" Common shares have a total of 32,020,000 votes, which gives them control over the Board of Directors and operations of the Company. The Class "C" Common Shares are not traded.

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

Item 14. Principal Accounting Fees and Services.

The following expenses represent the cost of the Corporation's annual audit services.

-------------------------------------------------
Details / service     2003      2002     2001
                        $        $         $

Audit                36,000   25,000    25,000
Taxation               --       --        --
All Other Fees         --       --        --
Total                36,000   25,000    25,000
------------------------------------------------

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Former Subsidiary - The Buck A Day Company ( "Buck" ) -- Financial Information.

Buck's Auditor and Management prepared the financial information presented herein below. Buck's fiscal year end does not coincide with that of the Corporation's, being July 31 and November 30 respectively.

During to the years ending November 30, 2001 and 2002 the Corporation's ownership of the Buck common shares had been diluted to 10% and consequently Buck did not provide audited financial statements for years ending November 30 2001 and 2002.

On December 6, 2002, the management of Buck laid-off all employees of the corporation and subsequently filed Buck for bankruptcy proceedings. Shareholders of Buck representing approximately 60% and control of that corporation applied to the Ontario Courts for injunctive relief and removal of the management of the corporation, Edward LaBuick Dennis LaBuick and Keith Kennedy ("Defendants). In subsequent rulings the Ontario Court halted the bankruptcy proceedings, removed the Defendants from management and directors of Buck, in addition Edward LaBuick and Keith Kennedy were ruled in contempt of court. On January 28, 2003, in a special meeting of shareholders of Buck a new board of directors was elected. Said directors and shareholders of the corporation attempted unsuccessfully to recommence operations in 2003; on and about April 2003 the landlord of Buck's offices repossessed the premises to protect landlord's rights and locked-out Buck.

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

North York, Ontario                                        "Stephen Diamond"
September 15, 2001    Chartered Accountant


                           THE BUCK-A-DAY COMPANY INC.
                                 BALANCE SHEETS
                           (IN UNITED STATES DOLLARS)

                                                      July 31,       July 31,      April 30,
As at                                                   2001           2000           2002
                                                                                  (Unaudited)
---------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS
       Cash                                         $   316,427    $    25,164    $   226,568
       Accounts receivable                              126,621         39,628        105,490
       Prepaid expenses                                  49,377         84,317        134,468
       Inventory                                        122,037         12,117        368,180
       Loan to shareholders (Note 13)                      --             --          270,923

TOTAL CURRENT ASSETS                                    614,462        161,226      1,105,629
FIXED ASSETS
(Net of accumulated depreciation)(Note 2)               191,647         90,255        325,240
GOODWILL - net (Note 3)                                 559,085           --             --

---------------------------------------------------------------------------------------------
                                                    $ 1,365,194    $   251,481    $ 1,430,869

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIENCY)
CURRENT LIABILITIES
       Accounts payable and accrued liabilities
           (Notes 5 and 8)                          $ 1,184,277    $   286,093    $ 1,935,060
       Deferred marketing revenue (Note 6)              228,865           --             --
     Reserve for returns                                   --             --          191,266

TOTAL CURRENT LIABILITIES                             1,413,142        286,093      2,126,326

LONG TERM LIABILITIES
       Advances from shareholders' (Note 4)             834,976         33,825           --
       Provincial sales tax payable (Note 5)             79,319           --           24,129

                                                        914,295         33,825         24,129

TOTAL LIABILITIES                                     2,327,437        319,918      2,150,455
---------------------------------------------------------------------------------------------
COMMITMENTS AND CONTINGENCIES (Notes 9 and 12)
SHAREHOLDERS' DEFICIENCY:
Capital stock  (Note 7)                                 354,250        305,500      2,823,043
Additional Contributed Capital (Notes 3 and 7 )         585,241           --        1,299,241
Accumulated other comprehensive income (Note 8)          29,512         16,075         42,134
Deficit                                              (1,931,246)      (390,012)    (4,884,004)
---------------------------------------------------------------------------------------------
                                                       (962,243)       (68,437)      (719,586)

                                                    $ 1,365,194    $   251,481    $ 1,430,869
=============================================================================================


                           THE BUCK-A-DAY COMPANY INC.
                            STATEMENTS OF OPERATIONS
                           (IN UNITED STATES DOLLARS)

                                                                                    9 MONTHS        9 MONTHS
                                                                  INCEPTION,           ENDED           ENDED
                                                                  JANUARY 1,       APRIL 30,       APRIL 30,
FOR                                           THE YEAR ENDED         2000 TO            2002            2001
                                               JULY 31, 2001   JULY 31, 2000      (UNAUDITED)     (UNAUDITED)
------------------------------------------------------------------------------------------------------------
REVENUE
            Sales                               $  5,381,008    $    733,973      12,356,968       4,164,467
            Cost of sales                         (3,955,228)       (537,406)     (8,615,836)     (3,042,246)

            Gross Profit                           1,425,780         196,567       3,741,132       1,122,221

EXPENSES
            Amortization                              48,601           9,283          61,205          31,413
            Automobile and travel                     54,887          17,193          82,108          38,245
            Bad debts                                 38,440            --              --              --
            Communication costs                       77,776          37,763         140,452          63,988
            Consulting fees                          104,656             796         370,864            --
            Interest and bank charges                 11,937           2,438          45,286           4,990
            Media and printing costs               1,114,561         186,847       1,604,643         735,284
            Office expenses                           32,870          31,270         170,186          38,822
            Outside answering and approval           184,218           2,550         348,122         129,656
            Professional fees                         63,399          14,647         148,897          18,274
            Rent and utilities                        67,585          32,106          71,007          49,556
            Repairs and maintenance                   23,547           6,945          21,394          15,669
            Salaries and commissions               1,075,467         217,738       3,102,573         796,886
------------------------------------------------------------------------------------------------------------

                                                   2,967,014         586,579       6,166,736       1,922,763
------------------------------------------------------------------------------------------------------------

NET LOSS BEFORE UNDERNOTED
ITEM (Note 3)                                   $ (1,541,234)   $   (390,012)   $ (2,425,604)   $   (800,542)
Goodwill writeoff (Note 3)                              --              --          (527,153)           --
============================================================================================================

NET LOSS                                        $ (1,541,234)   $   (390,012)   $ (2,952,757)   $   (800,542)
============================================================================================================
Loss per share                                  $     (3,853)   $    (975.03)   $    (0.1546)         (2,001)
============================================================================================================
Weighted average number of shares outstanding            400             400      19,097,223             400
============================================================================================================


                           THE BUCK-A-DAY COMPANY INC.

                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                           (IN UNITED STATES DOLLARS)

                                                                                       Accumulated
                                                                                     Comprehensive
                                                                                           Foreign
                                                                       Accumulated        Currency
                                                Number      Capital    Contributed     Translation      Accumulated
                                             of Shares        Stock        Capital      Adjustment          Deficit           Total
-----------------------------------------------------------------------------------------------------------------------------
Balance January 1, 2000                           --     $      --     $      --       $      --     $      --      $      --
Issued for cash                                    360       305,500          --              --            --          305,500
Net Loss                                          --            --            --              --        (390,012)      (390,012)
Foreign currency translation adjustment
    (Note 8)                                      --          16,075          --            16,075
-----------------------------------------------------------------------------------------------------------------------------
Balance, July 31, 2000                             360       305,500          --            16,075      (390,012)       (68,437)
Issued for cash                                     40        48,750          --              --            --           48,750
Pushdown accounting                               --            --         585,241            --            --          585,241
Net Loss                                          --            --            --              --      (1,541,234)    (1,541,234)
Foreign currency translation adjustment
    (Note 8)                                      --            --            --            13,437          --           13,347
-----------------------------------------------------------------------------------------------------------------------------
Balance July 31, 2001                              400       354,250       585,241          29,512    (1,931,246)      (962,243)
Issue of Common Shares                       1,999,600             1          --              --            --                1
Settlement of secured creditor loans
and exercise of related A and B Warrants    14,600,000     1,290,140          --              --            --        1,350,140
Exercise of C Warrants                         800,000         5,200          --              --            --            5,200
Private placement of common shares           2,522,974     1,147,452          --              --            --        1,087,452
Compensatory shares and warrants             2,600,000        26,000       714,000            --            --          740,000
Net loss for nine months ended
    April 31, 2002 (Unaudited)                    --            --            --              --      (2,952,757)    (2,952,757)
Foreign currency translation adjustment
    (Note 8)                                      --            --            --          12,622          --           12,622
-----------------------------------------------------------------------------------------------------------------------------
Balance April 30, 2002 (Unaudited)          22,522,974   $ 2,823,043   $ 1,299,241   $    42,134   $(4,884,004)   $  (719,585)
-----------------------------------------------------------------------------------------------------------------------------


                           THE BUCK-A-DAY COMPANY INC.
                            STATEMENTS OF CASH FLOWS
                           (IN UNITED STATES DOLLARS)

                                                                              9 MONTHS         9 MONTHS
                                                           INCEPTION,            ENDED            ENDED
                                                           JANUARY 1,        APRIL 30,        APRIL 30,
                                       THE YEAR ENDED         2000 TO             2002             2001
FOR                                     JULY 31, 2001   JULY 31, 2000      (UNAUDITED)      (UNAUDITED)
-------------------------------------------------------------------------------------------------------
Cash Used in Operating Activities
Net (loss)                               $(1,541,234)     $  (390,012)     $(2,952,757)     $  (800,542)
      Amortization                            48,601            9,283           61,205           31,413
      Goodwill writeoff                         --               --            527,153             --
      Reserve for returns                       --               --            191,266             --
      Compensatory shares and warrants          --               --            714,000             --
      Accounts receivable                    (86,993)         (39,628)          21,131              727
      Prepaid expenses                        34,940          (84,317)         (85,091)         (43,970)
      Inventory                             (109,920)         (12,117)        (246,143)         (87,474)
      Loans to shareholders                     --               --           (270,923)            --
      Provincial sales tax payable            79,319             --            (55,190)            --
      Accounts payable and
          accrued liabilities                898,184          286,093          750,783          555,785
      Deferred marketing revenue             228,865             --           (228,865)            --
-------------------------------------------------------------------------------------------------------

Cash used in operations                     (448,238)        (230,698)      (1,573,431)        (344,059)
-------------------------------------------------------------------------------------------------------

Financing Activities
      Advances from shareholders
          and loans payable                  801,151           33,825         (834,976)         336,624
      Proceeds from capital
                  stock issuance              48,750          305,500        2,468,793           48,750
      Additional contributed
      capital (Notes 3 and 7)                585,241             --               --            585,241
-------------------------------------------------------------------------------------------------------

Cash provided by financing activities      1,435,142          339,325        1,633,817          965,334
-------------------------------------------------------------------------------------------------------

Investing Activity
      Additions to fixed assets             (123,718)         (99,538)        (162,867)         (73,187)
      Goodwill (Note 3)                     (585,241)            --               --           (563,760)
-------------------------------------------------------------------------------------------------------

Cash used in investing activities           (708,959)         (99,538)        (162,867)        (636,947)
-------------------------------------------------------------------------------------------------------
Effect of foreign exchange rate
   changes on cash                            13,318           16,075           12,622              370
-------------------------------------------------------------------------------------------------------
Increase (decrease) in cash and
    cash equivalents                         291,263           25,164          (89,859)         (10,761)
Cash and cash equivalents
      Beginning of year (inception)           25,164             --            316,427           25,164

      End of year                        $   316,427      $    25,164      $   226,568      $    14,403
-------------------------------------------------------------------------------------------------------

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

     In the opinion of management,  the  underlying  fair market value of assets sold to ART  approximated  the  book  value as  stated  in  Buck's  interim
     financial   statements   for  the  period  ended  November  30,  2000.  The
     consideration was allocated as follows:

                                                                   July 31, 2001

     Total consideration                                             $  949,760
     Purchase price of 200 common shares by ART                        (364,519)
     --------------------------------------------------------------------------
     Allocated to Goodwill                                           $  585,241
     ==========================================================================

     Under the guidance of SAB Topic 5-J whereby the form of ownership is within the control of the parent company the goodwill and resultant contributed capital of $585,241 have been 'pushed down' into Buck.

                                           July 31, 2001     July 31, 2000    April 30, 2002
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

     The following are details of the significant transaction with CITI:

                                     # of transactions   $ value of transactions
     ---------------------------------------------------------------------------
     January 2000 - July 31, 2000             519                $505,000
     ---------------------------------------------------------------------------
     August 2000 - July 31, 2001            3,473              $5,100,000
     ---------------------------------------------------------------------------
     August 2001 - April 30, 2002          10,121             $12,419,633
     ---------------------------------------------------------------------------

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

14. Prior year comparative numbers

     Certain comparative numbers for the years ended July 31, 2001 and 2000 have been reclassified to conform to the presentation adopted for the nine-month periods ended April 30, 2002 and 2001.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.


ART INTERNATIONAL CORPORATION

By: /s/ SIMON MEREDITH
SIMON MEREDITH, PRESIDENT

Date:     March 10, 2004


By: /s/ MICHEL van HERREWEGHE
MICHEL van HERREWEGHE, CHAIRMAN

Date:     March 10, 2004