Form 10-Q
period 2004-02-29
A R T INTERNATIONAL INC
filed 2004-03-30
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                   FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                    For the quarter ended February 29. 2004
                         Commission File Number 0-16008

                         ART INTERNATIONAL CORPORATION
                      [formerly A.R.T. INTERNATIONAL INC.]

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

Common Shares outstanding as at February 29. 2004: 8,235,457.

Item 1. Financial Statements

 ART INTERNATIONAL CORPORATION
 BALANCE SHEETS
(IN CANADIAN DOLLARS)



ASSETS


                                          3 Months Ended        12 Months Ended
                                         February 28,2004         Nov.30, 2003
                                            (Unaudited)            (Audited)
                                                                    (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                      $    1,282              $    9,102
Accounts receivable                            9,280                   8,657
Inventory (Notes 2(a) and 5)                  43,397                  48,446
Prepaid expenses and deposits                 10,375                  10,375
--------------------------------------------------------------------------------
                                              64,334                  76,580

CAPITAL ASSETS (Note 6)                       21,464                  22,464

Patents                                    3,931,051               3,931,051
Less: Accumulated amortization             3,931,050               3,931,050
--------------------------------------------------------------------------------
                                                   1                       1

TOTAL ASSETS                              $   85,799              $   99,045
================================================================================












The accompanying notes form an integral part of these financial statements.

ART INTERNATIONAL CORPORATION
BALANCE SHEETS
(IN CANADIAN DOLLARS)



LIABILITIES AND STOCKHOLDERS' DEFICIT



                                          3 Months Ended        12 Months Ended
                                         February 28,2004         Nov.30, 2003
                                            (Unaudited)            (Audited)
                                                                    (Note 2)
--------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                      $    769,002            $    754,069
Loans payable (Note 7)                         759,000                 675,700
Notes payable (Note 8)                         748,770                 718,023
--------------------------------------------------------------------------------
                                             2,276,772               2,147,792
--------------------------------------------------------------------------------

TOTAL LIABILITIES                            2,276,772               2,147,792

CAPITAL STOCK (Note 9)

Class C Common                                  80,051                  93,051
Common shares                               10,515,167              10,502,167
--------------------------------------------------------------------------------
                                            10,595,218              10,595,218
CONTRIBUTED SURPLUS                         11,775,000              11,775,000
DEFICIT                                    (24,561,191)            (24,418,965)
--------------------------------------------------------------------------------
                                            (2,190,973)             (2,048,747)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                    $     85,799            $     99,045
================================================================================








The accompanying notes form an integral part of these financial statements.




ART INTERNATIONAL CORPORATION
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)

                                                                   CLASS "C"                                 CUMULATIVE
                                                    COMMON          COMMON     CONTRIBUTED     TRANSLATION   SHAREHOLDERS'
                                                    SHARES          SHARES       SURPLUS        ACCOUNT         DEFICIT
                                                 ------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 2000                     $ 9,517,875    $   100,001    $11,775,000    $      --       $22,324,537

ADD     - Shares Issued                              470,000           --             --             --               --
        - Stock Dividend                             507,342           --             --             --               --
        - Net Loss                                      --             --             --             --         1,303,823
        - Dividend                                      --             --             --             --               --
                                                 -----------     -----------   -----------     -----------     -----------

BALANCE AT NOVEMBER 30, 2001                      10,495,217        100,001     11,775,000           --        23,628,360

ADD     - Net Loss                                      --             --             --             --           499,279
                                                 -----------     -----------   -----------     -----------    -----------

BALANCE AT NOVEMBER 30, 2002                      10,495,217        100,001     11,775,000           --        24,127,639

ADD     - Conversion                                   6,950           --             --             --              --
        - Net Loss                                      --             --             --             --           420,494
                                                 -----------     -----------   -----------     -----------    -----------
                                                  10,502,167         100,001    11,775,000           --        24,548,133
LESS    - Conversion                                    --             6,950          --             --              --
        - Unrealized exchange gain                      --             --             --           129,168        129,168
                                                 -----------     -----------   -----------     -----------    -----------
BALANCE AT NOVEMBER 30, 2003                     $10,502,167     $    93,051   $11,775,000     $   129,168    $24,418,965

ADD     - Net Loss - February 29, 2004                  --             --             --             --           121,505
        - Conversion                                  13,000           --             --             --              --
LESS    - Conversion                                    --           13,000           --             --              --
        - Unrealized exchange loss                      --             --             --            20,721         20,721
                                                  -----------     -----------   -----------    -----------    -----------

BALANCE AT FEBRUARY 29, 2004                      $10,515,167    $    80,051    $11,775,000    $   108,447    $24,561,191
                                                  ===========     ===========   ===========    ===========    ===========








The accompanying notes form an integral part of these financial statements.

ART INTERNATIONAL CORPORATION
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)



                                                3 Months Ended    3 Months Ended
                                                  February 29,      February 28,
                                                      2004              2003
                                                  (Unaudited)       (Unaudited)


SALES                                             $    19,256        $    21,166
COST OF GOODS SOLD                                     64,405             60,284
--------------------------------------------------------------------------------
GROSS (LOSS) PROFIT                                   (45,149)

OPERATING EXPENSES
Selling general & administrative                       60,327             60,449
--------------------------------------------------------------------------------
Operating loss                                        105,476             99,567

OTHER EXPENSES
10% Note interest                                      10,519             11,339
Foreign exchange loss                                   5,510                  0
--------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                                   16,029             11,339
--------------------------------------------------------------------------------
NET LOSS                                          $   121,505        $   110,906
================================================================================

NET LOSS PER COMMON SHARE                         $     0.060        $     0.434
--------------------------------------------------------------------------------
WEIGHTED AVE.NUMBER
OF COMMON SHARES (Note 2 (I))                       2,025,000            255,457
--------------------------------------------------------------------------------







The accompanying notes form an integral part of these financial statements

ART INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)

                                                  3 Months Ended  3 Months Ended
                                                    February 29,    February 28,
                                                       2004             2003
                                                   (Unaudited)      (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                            $(121,505)         $(110,906)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                       1,000              1,776
Accrued Interest                                     10,519             11,339
--------------------------------------------------------------------------------
                                                   (109,986)           (97,791)

Accounts receivable                                    (623)             4,775
Inventories - current & long-term                     5,049              3,141
 Accounts payable and accrued
 liabilities                                         14,933              7,144
--------------------------------------------------------------------------------
Cash provided by (used by)
operating activities                                (90,627)           (82,731)

Cash provided by (used by)
 investment activities                                    0                  0

FINANCING ACTIVITIES
Loan payable                                         83,300             61,000
Notes payable                                        20,228              1,261
Foreign exchange difference                         (20,721)                 0
--------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                82,807             62,261
--------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                         (7,820)           (20,470)
CASH, beginning of period                             9,102             35,160
--------------------------------------------------------------------------------
CASH, end of period                               $   1,282          $  14,690
================================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                           $       0          $       0
--------------------------------------------------------------------------------
Income taxes paid in period                       $       0          $       0
--------------------------------------------------------------------------------







The accompanying notes form an integral part of these financial statements

ART INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTS
February 29. 2004

(IN CANADIAN DOLLARS)


1.   INCORPORATION AND NATURE OF OPERATIONS

     The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Basis of preparation of financial statements

          The un-audited statements of loss and statements of cash flow of the Company for the periods ended February 29, 2004, and February 28, 2003 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2003 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

          In the opinion of management, all adjustments necessary for a fair presentation of the financial position at February 29, 2004 and November 30, 2003 and the results of operations, cash flows and related note disclosures for the three month periods ended February 29, 2004, and February 28, 2003 have been made. The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


     (A)  INVENTORIES

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

               Equipment, Furniture and Fixtures.......... 20% Declining Balance

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

     (F)  REVENUE RECOGNITION

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

     (H)  COMPARATIVE FIGURES

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




5.   INVENTORIES

     Inventories consist of the following:

                                  FEB 29, 2004                       NOV 30, 2003
                       --------------------------------    --------------------------------
                                  Provision for                       Provision for
                                  Obsolete and                        Obsolete and
                         Gross    Slow-Moving    Net        Gross     Slow-Moving    Net
                        Amount    Inventories   Amount      Amount    Inventories   Amount
                       --------    --------    --------    --------    --------    --------
     Finished Goods    $ 58,710    $(24,870)   $ 33,840    $ 62,317    $(24,870)   $ 37,447
     Work-in-Process       --          --          --          --          --          --
     Raw Materials       34,704     (25,147)      9,557      36,146     (25,147)     10,999
                       --------    --------    --------    --------    --------    --------
                       $ 93,414    $(50,017)   $ 43,397      98,463    $(50,017)   $ 48,446



6    CAPITAL ASSETS                                   2004                  2003
                                         -----------------------------------------
                                                  ACCUMULATED  NET BOOK   NET BOOK
                                         COST    AMORTIZATION  VALUE      VALUE
                                         -----------------------------------------
     Equipment, Furniture and Fixtures   $358,821   $337,357   $ 21,464   $ 22,464
                                         ========   ========   ========   ========


7.   LOANS PAYABLE - $759,000

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

                                   FEB 2004                    NOV 2003
                                   --------                    --------

                          U.S. Dollars  Cdn. Dollars  U.S. Dollars  Cdn. Dollars
                          --------------------------  --------------------------
          Principal          $315,000     $420,745       $315,000     $409,217
          Accrued Interest    245,583      328,025        237,708      308,806

                             $560,583     $748,770       $552,708     $718,023


9.   SHARE CAPITAL

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

          (iv) Common shares


     (B)  ISSUED

          Common Shares
                                            2004                           2003
                                   -----------------------     -----------------------
                                   Number of                   Number of
                                     Shares       Amount         Shares       Amount
                                   ---------   -----------     ---------   -----------

          Balance - End of Year    8,235,457   $10,515,167     3,035,457   $10,502,167
                                   =========   ===========     =========   ===========

          During the 2003 fiscal year, the Company had a 100 to 1 reverse stock split on common shares. In addition, 27,800 of the class "C" common shares were converted to common shares at a rate of 1 to 100. The cash consideration of $6,950 was transferred from class "C" common shares to common shares.

          During the quarter ended February 29, 2004 the Company converted 52,000 class "C" common shares to 5,200,000 common shares. The cash consideration of $13,000 was transferred from class "C" common shares to common shares.


          Class C Common Shares

          The Company has issued 400,000 class C common shares. After adjusting for the above noted conversions of 27,800 and 52,000 class C common shares, the balance of 320,200 class C common shareholders representing 32,020,000 votes and therefore they control the election of its directors, and the operations of the Company.


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

          The options and warrants are allocated as follows:

                  NUMBER OF SHARES

                                                                 2004
                                                                ------

          Balance - Beginning of Year                              --
          Add  - Options and Warrants Issued                       --
                                                                ------
                                                                   --
          Less    - Options and Warrants Expired                   --
                                                                ------

          Balance - End of Year                                    --
                                                                ======

          During the first quarter, the Company issued Nil common stock options [2003 - Nil], pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years.

10.  SEGMENTED INFORMATION

     The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

     Operations and identifiable assets by geographic segments are as follows:


                                               2004              2003
                                              -------           -------

DOMESTIC SALES - Canada                       $ 6,977           $ 5,050

INTERNATIONAL EXPORT SALES:
        U.S.A                                   9,756            16,116
        European Economic Community              --                --
        Other                                   2,523              --
                                              -------           -------
                                              $19,256           $21,166
                                              =======           =======

     All significant identifiable assets and amortization relate to assets situated in Canada.


11.  LEASE COMMITMENT

     Under a long-term lease expiring January 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

                   FISCAL YEAR ENDING                AMOUNT
                   ------------------                ------
                        2004........................$67,091
                        2005.........................71,953
                        2006.........................75,356

     The rent paid in 2003 was $98,176.


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



     The effect of such differences on the Company's balance sheet and statement of loss is as follows:

                                     2004                           2003
                            -----------------------        -----------------------
                           CANADIAN        U.S.           CANADIAN        U.S.
                            G.A.A.P.       G.A.A.P.        G.A.A.P.       G.A.A.P.
                            --------       --------        --------       --------
     (A)  BALANCE SHEET:
          Share Capital
            Issued        10,595,218      12,636,761    $ 10,595,218    $ 12,636,761
          Accumulated                                   ============    ============
            Deficit      (24,561,191)    (26,608,949)   $(24,418,965)   $(26,466,723)
                                                        ============    ============

                                                             2004        2003
                                                          ---------   ---------
     (B)  STATEMENT OF LOSS:
            Net Loss per Common Share under U.S. G.A.A.P  $  (0.060)  $   (.434)
                                                          =========   =========
     (C)  WEIGHTED AVERAGE NUMBER OF SHARES
             - U.S. G.A.A.P. [Note 12(e)]                 2,025,000     255,457
                                                          =========   =========
     (D)  WEIGHTED AVERAGE NUMBER OF SHARES
             - CANADIAN G.A.A.P.                          2,025,000     255,457
                                                          =========   =========

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

           YEAR            CANADIAN         U.S.               TOTAL
           ----            --------         ----               -----

          2004........... $  924,031          --               $   924,031
          2005...........    395,462          --                   395,462
          2006...........     88,687          --                    88,687
          2007...........    531,742          --                   531,742
          2008...........    481,938          --                   481,938
          2009...........    488,555          --                   488,555
          2010...........    414,879          --                   414,879

                          $3,325,294    $     --               $ 3,325,294
                          ==========    ==========             ===========

     There were no reportable temporary differences between income for financial statement purposes and taxable income.

     The following sets forth the differences between the provision for income taxes computed at the federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                                    2004            2003
                                                ---------        ---------
       Provision Computed at the
       Canadian Federal and Provincial
       Statutory Income Tax Rates               $  42,527        $  38,817

       Less - Valuation Allowance               $  42,527        $  38,817
                                                ---------        ---------

       NET TAX BENEFIT RECOGNIZED               $    --          $    --
                                                =========        =========

14.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                            2004                            2003

                                      %        % of Accts         %        % of Accts
                                   of Sales    Receivable      of Sales    Receivable
                                  ----------   ----------    ----------    ----------
      SALES THROUGH TWO RETAIL
       COMPANIES  (U.S.)              48%          50%           57%           60%


15.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the quarter ended February 29, 2004 [2003: interest - $ Nil; income taxes - $ Nil].

Item 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS (All figures in Canadian dollars, unless stated otherwise)

General

The following should be read in conjunction with our Form 10K for the year ended November 30, 2003, including: the audited financial statements and the notes thereto, Item 6. "Selected Financial Data" and other financial information contained elsewhere and incorporated by reference in this Quarterly Report. In the following discussions "we" "us" and "our" refer to ART International Corporation unless the context otherwise dictates.

In addition to historical information, the discussions in this section may contain certain forward-looking statements that involve risks and uncertainties. The forward-looking statements relate to, among other things, operating results, trends in sales, gross profit, operating expenses, anticipated expenses and liquidity and capital resources. Our actual results could differ materially from those anticipated by forwarded-looking statements due to factors including, but not limited to, those set out forth in our Form 10K for the year ended November 30, 2003, under Item 1. Business - "Factors that may affect the business" and incorporated by reference in this Quarterly Report.

Except as required by law, we undertake no obligation to update any forward-looking statement, whether as a result of new information, future events or otherwise. Readers, however, should carefully review the factors set forth in other reports or documents that we file from time to time with the Securities and Exchange Commission.

In this Report, "Company", "Corporation", "A.R.T.", "we", "us" and "our" refer to ART International Corporation, unless the context otherwise dictates.



Sales

Artagraph Division

Sales revenues remained depressed at $19,256 and comparable to the corresponding quarter in fiscal 2003 of $21,166.

The Company continues to be very reliant on a few core customers for the majority of its sales revenues. The fall in total revenues is attributable to the complete absence of sales programs and new marketing initiatives.

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

The Company believes that only one other known reproduction processes compares in quality with the Company's processes in accurately reproducing brush strokes and texture, and the colour intensity and other reproduction characteristics are believed to be at least equal to any other known reproduction process.

The Company's success in the marketplace will depend upon raising additional capital, creating greater awareness of its products through aggressive advertising, participation at trade shows, as well as updating its library of images and providing new point-of-sale materials.

Gross Loss

Artagraph Division

The Company reported a gross loss of $45,149 in the first quarter of 2004, which was a 15% increase over the loss reported in the first quarter of 2003 of $39,118. The increase is attributable to higher rents and the timing of the Company's periodic temporary labour lay off programs. The latter resulted in more paid work hours in the first quarter of 2004. Owing to the low capacity that its plant operates at and the consequent high amount of fixed costs in relation to its total revenues the Company is unable to generate gross profits at its present revenue levels.

Net Loss

Artagraph Division

The net loss in the first quarter of fiscal 2004 was $121,505 as compared to $110,906 loss for the first quarter of fiscal 2003.

Liquidity and Capital Resources

Artagraph division

As of the quarter ended February 29, 2004, the Company had minimal cash and possessed a substantial working capital deficit. For the quarter ended at February 29, 2004, the Company was able to sustain its operations primarily from a series of loan advances totaling $83,300, which loans were received from a total of 7 persons including several shareholders. As noted by our chartered accountants in their financial report for the year ended November 30, 2003 (incorporated herein by reference to the Company's Form 10-K for the year ended November 30, 2003) substantial doubt exists that the Company will be able to continue as a going concern. The Company can provide no assurance that it will be able to obtain additional working capital from the sale of its equity, or borrow funds from traditional lending sources or from any person who has advanced, or may be interested in advancing, unsecured, demand funds to the Company. If additional loans are received or the Company is able to raise additional funds from the sale of its equity, substantial dilution to the interests and voting rights of current equity holders may occur. Additionally, the Company is not aggressively seeking further sales of its products from its major customers or from any other sources. If the Company is unable to substantially increase sales from the level experienced in 2004/3, or obtain additional working capital from loans or from the sale of its equity, this could have a material adverse effect on the ability of the Company to continue its operations. In this event, we may have to re-evaluate all aspects of our business.

During the first quarter shareholders owning 52,000 class C common shares converted to 5,200,000 common shares. As at March 1, 2004, the remaining issued and outstanding convertible class C common shares of 320,200 represent 32,020,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

During the quarter ended February 29, 2004, the loans payable to third parties increased by approximately $83,300 from $675,700 to $759,000, which monies were utilized by the Company for working capital purposes. The current loans payable are due and payable to a total of 7 persons, including 5 persons who are shareholders as well as Michel Van Herreweghe, officer and director of the Company. The loans are repayable on demand, are non-interest bearing and are convertible into common shares of the Company at the market rate on the date of conversion. Based on the market value of the common shares at approximately $0.30, the conversion of all loans into common stock of the Company would result in dilution, as approximately 2,225,000 common shares would be issued. During the current year, the Company anticipates that it will attempt to re-negotiate the demand, non-interest bearing loans into more acceptable term notes containing stated maturity date(s) with nominal interest and a prescribed conversion based on an established market value of the common shares. No assurances can be provided that we will be able to successfully negotiate all or any substantial portion of the existing demand loans into acceptable term notes.

At February 29, 2004, the corporation reported negative working capital of $2,212,438 representing an increase from November 30 2003 of negative $141,226, which was due to increased current liabilities. The Corporation is reporting a shareholders' deficit at the quarter-end of $2,190,973 that resulted from the Corporation's on-going losses. In the first quarter of fiscal 2004, operating cash flows were negative $90,627, driven by its operating losses and compared with negative $82,731 in fiscal 2003. In 2004 the additional current loan advances of $83,300 financed the shortfall of cash, and in 2003 loan advances of $61,000 financed the cash short fall.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation has exposure to exchange risk from its United States dollar debt and trade  liabilities.  The table  below  summarizes  the  principle  USD$ debt arising from its notes and trade  payables.  In addition the Corporation has not paid any interest on its USD$ notes,  which  accrues  annually at 10%. The total exposure to USD$ debt has increased from $559,000 to $712,000, from 1999 to 2004 respectively. The exchange rate between CAD / USD $'s has been somewhat volatile ranging  from a high to low of 1.6 / 1.0 to 1.29 / 1.0  correspondingly;  in the
current  fiscal  year  ended   November  30,  2003,  the  Canadian   dollar  has
strengthened  significantly  against  the US  dollar,  generating  the  reported unrealized exchange gain of approximately $130,000.  During the first quarter of
2004 the Canadian dollar dropped  slightly  against the US dollar,  consequently
the   unrealized   exchange   gain  was  lowered  to  $108,000.   Currently  the
Corporation's USD$ assets are negligible,  its sales revenues,  which are mainly
USD$ have dived in recent years, resulting in only minor USD$ trade receivables.
In the past five years the Corporation had a maximum trade receivable in USD$ of approximately $100,000.

-----------------------------------------------------------------------------------------------------------------------------
                                            Feb 29 04     Nov 30 03      Nov 30 02      Nov 30 01     Nov 30 00     Nov 30 99
Fixed Interest
10% USD Notes
Principle (USD $)                             315,000       315,000        315,000        315,000       315,000       315,000
Accrued Interest (USD $)                      245,583       237,708        206,208        174,708       143,208       111,708
Total US debt & unpaid interest               560,583       552,708        521,208        489,708       458,208       426,708
US$ Trade Payables                            149,750       149,823        132,750        132,750       132,750       132,750
Total US liabilities                          710,333       702,531        653,958        622,458       590,958       559,458
Exchange Rate USD:CAD $*                       1.3357         1.299          1.565          1.573         1.536         1.471

                                                948,79     1912,588      1,023,444        979,002       907,711       822,907

*Exch. Rate Increase (Decrease)                   2.8%       (17.0)%        (0.0)%           2.4%          4.4%         --
-----------------------------------------------------------------------------------------------------------------------------


Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.

--------------------------------------------------------------------------------------------------------------
                                               2004        2003        2002       2001        2000        1999
Assumed sales revenues in USD               100,000     100,000     100,000    100,000     100,000     100,000
Canadian equivalents per $US 100,000        133,570     129,900     156,500    157,300     153,600     147,100
COGS, apprx. (annual 2.5% RM price-inc.)     50,914      49,672      48,460     47,278      46,125      45,000
Gross Profit (GP)                            82,656      80,228     108,040    110,022     107,475     102,100
(Loss) contribution vs highest GP           (27,366)     (1,982)       --       (2,547)     (7,922)
--------------------------------------------------------------------------------------------------------------

During fiscal 2003, monthly average translation rates between Canadian and United States dollars have ranged from a low of: $CAD1.29: $US1.0 to a high of $CAD1.60: $US1.0

We are exposed to variety of risks, indirectly by changes in interest rates affecting consumer-purchasing habits and directly affected by currency fluctuations between the Canadian and US dollars. The Company does not purchase forward foreign exchange contracts. The Company has no debt or credit subject to variable interest rates. The exchange gains and losses that the Company may be impacted by from time to time will depend on the levels of US dollar monetary assets and liabilities as well as their corresponding collection and payment events. Long term trends of a weakening of the Canadian dollar relative the United Sates dollar would likely have permanent negative impact from the balance sheet perspective, as the Corporation would become more exposed to its net USD liabilities. Conversely, a strengthening Canadian dollar reduces the gross profits of the Corporation.

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


PART II

Item 1. Legal Proceedings

While the Company is not currently involved as defendant in any litigation, in the last three years certain 10% Note Holders have commenced litigations in two jurisdictions. The underlying default, that the Company has failed to make payments of principal or interest, remains ongoing and therefore the very real possibility exists that one or more of the Note holders may commence action against the Company, including the petitioning of the Corporation into bankruptcy. Developments in the last three years are summarized below.

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

Item 2. Changes in Securities and Use of Proceeds

As noted in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" shareholders representing 52,000 of the class C common converted into 5,200,000 common shares. As at March 1, 2004, the remaining issued and outstanding convertible class C common shares of 320,200 represent 32,020,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

Item 3. Default Upon Senior Securities

As reported in "PART II Item 1. Legal Proceedings" herein, the Corporation is in default under its terms and conditions of the 10% Notes. As reported in the Company's Annual Report on Form 10-K for the year ended November 30, 2003, and incorporated herein by reference. The amount owed to the 10% Note holders at February 29, 2004, is reported as a current liability.

Item 4. Submissions of Matters to a Vote of Security Holders

No matters to report.

Item 5. Other Information

No matters to report.

Item 6. Exhibits and Reports on Form 8-K

As reported and included herein by reference:

Form 8-K --    on  March  23,  2004  "ART  International   Corporation   Defines
               Revolutionary Food Stretch Film and Market"

Form 8-K --    on  March  15,  2004  "ART  International   Corporation  Acquires
               Revolutionary Food Stretch Film License".




Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART INTERNATIONAL CORPORATION

Dated: Mar 25, 2004


-------------------------------------
By: Michel van Herreweghe
Chairman





-------------------------------------
By: Simon Meredith
President

                                                                    Exhibit 31.1


                                CERTIFICATIONS*
                                ---------------

I, Simon Meredith, certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  ART
          International Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

     6. The registrant's other certifying office and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 25, 2004

     Simon Meredith
     President

                                                                    Exhibit 31.2


                                CERTIFICATIONS*
                                ---------------

I, Michel van Herreweghe certify that:

     1.   I  have   reviewed  this   quarterly   report  on  Form  10-Q  of  ART
          International Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14)for the registrant and we have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls' and

6. The registrant's other certifying office and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

     March 25, 2004

     Michel van Herreweghe
     Chairman