Form 10-Q
period 2004-05-31
A R T INTERNATIONAL INC
filed 2004-06-25
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                      For the six months ended May 31, 2004
                         Commission File Number 0-16008
                          ART INTERNATIONAL CORPORATION
                      [formerly A.R.T. INTERNATIONAL INC.]

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

Common Shares outstanding as at May 31, 2004: 9,230,457.

Item 1. Financial Statements

ART INTERNATIONAL CORPORATION
BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                                6 Months Ended   12 Months Ended
                                                 May 31,2004      Nov.30, 2003
                                                 (Unaudited)        (Audited)
                                                                    (Note 2)
-----------------------------------------------------------------------------
CURRENT ASSETS
Cash                                             $   28,111        $    9,102
Accounts receivable                                   8,826             8,657
Inventory (Notes 2(A) and 5)                         38,448            48,446
Prepaid expenses and deposits                        10,720            10,375
-----------------------------------------------------------------------------
                                                     86,105            76,580

CAPITAL ASSETS (Note 6)                              20,464            22,464

Patents                                           3,931,051         3,931,051
Less: Accumulated amortization                    3,931,050         3,931,050
-----------------------------------------------------------------------------
                                                          1                 1

TOTAL ASSETS                                     $  106,570        $   99,045
=============================================================================






















The accompanying notes form an integral part of these financial statements.

ART INTERNATIONAL CORPORATION
BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                             6 Months Ended      12 Months Ended
                                              Nov.30, 2003         May 31,2004
                                              (Unaudited)           (Audited)
                                                                    (Note 2)
------------------------------------------------------------------------------

CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                         $    723,985         $    754,069
Loans payable (Note 7)                            892,900              675,700
Notes payable (Note 8)                            779,235              718,023
------------------------------------------------------------------------------
                                                2,396,120            2,147,792
------------------------------------------------------------------------------
TOTAL LIABILITIES                               2,396,120            2,147,792

CAPITAL STOCK (Note 9)
Class C Common                                     77,563               93,051
Common shares                                  10,517,655           10,502,167
------------------------------------------------------------------------------
                                               10,595,218           10,595,218
CONTRIBUTED SURPLUS                            11,775,000           11,775,000
------------------------------------------------------------------------------
                                               22,370,218           22,370,218
DEFICIT                                       (24,659,768)         (24,418,965)
------------------------------------------------------------------------------
                                               (2,289,550)          (2,048,747)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                       $    106,570         $     99,045
==============================================================================






















The accompanying notes form an integral part of these financial statements.


ART INTERNATIONAL CORPORATION
STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)
                                                     CLASS "C"                                      CUMULATIVE
                                      COMMON          COMMON        CONTRIBUTED     TRANSLATION    SHAREHOLDERS'
                                      SHARES          SHARES          SURPLUS         ACCOUNT        DEFICIT
                                   -----------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 2000       $   9,517,875   $     100,001   $  11,775,000   $        --     $  22,324,537

ADD  - Shares Issued                     470,000            --              --              --              --
     - Stock Dividend                    507,342            --              --              --              --
     - Net Loss                             --              --              --              --         1,303,823
     - Dividend                             --              --              --              --              --
                                   -----------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 2001          10,495,217         100,001      11,775,000            --        23,628,360

ADD  - Net Loss                             --              --              --              --           499,279
                                   -----------------------------------------------------------------------------

BALANCE AT NOVEMBER 30, 2002          10,495,217         100,001      11,775,000            --        24,127,639

ADD  - Conversion                          6,950            --              --              --              --
     - Net Loss                             --              --              --              --           420,494
                                   -----------------------------------------------------------------------------
                                      10,502,167         100,001      11,775,000            --        24,548,133
LESS  - Conversion                          --             6,950            --              --              --
      - Unrealized exchange gain            --              --              --           129,168         129,168
                                   -----------------------------------------------------------------------------
BALANCE AT NOVEMBER 30, 2003       $  10,502,167   $      93,051   $  11,775,000   $     129,168   $  24,418,965

ADD  - Net Loss - May 31, 2004              --              --              --              --           194,265
               - Conversion               15,488            --              --              --              --
LESS - Conversion                           --            15,488            --              --              --
     - Unrealized exchange loss             --              --              --            46,538          46,538
                                   -----------------------------------------------------------------------------

BALANCE AT MAY 31, 2004            $  10,517,655   $      77,564   $  11,775,000   $      82,630   $  24,659,768
                                   =============================================================================














The accompanying notes form an integral part of these financial statements.


ART INTERNATIONAL CORPORATION
STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)



                                    3 Mths Ended   3 Mths Ended    6 Mths Ended   6 Mths ended
                                    May 31, 2004   May 31, 2003    May 31, 2004   May 31, 2003
                                    (Unaudited)    (Unaudited)     (Unaudited)    (Unaudited)

SALES                               $     21,417    $     20,994   $     40,673   $     42,160
COST OF GOODS SOLD                        45,167          37,506        109,571         97,790
----------------------------------------------------------------------------------------------

GROSS LOSS                                23,750          16,512         68,898         55,630
OPERATING EXPENSESSelling general
 & administrative                         39,282          53,593         98,609        112,041
----------------------------------------------------------------------------------------------

Operating loss                            63,032          70,105        167,508        167,671

OTHER EXPENSES
Amortization                               1,000           2,000          2,000          4,000
Note interest                             10,955           9,924         21,473         21,263
Exchange (gain) loss                      (2,225)              0          3,284              0
Other expenses                                 0             430              0            430
----------------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES                       9,730          12,354         26,757         25,693
----------------------------------------------------------------------------------------------
NET LOSS                            $     72,762    $     82,459   $    194,265   $    193,364
==============================================================================================

NET LOSS PER COMMON SHARE           $      0.015    $      0.323   $      0.041   $      0.757
----------------------------------------------------------------------------------------------

WEIGHTED AVE.NUMBER
 OF COMMON SHARES                      4,740,910         255,457      4,740,910        255,457
----------------------------------------------------------------------------------------------
















The accompanying notes form an integral part of these financial statements

ART INTERNATIONAL CORPORATION
STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   6 Mths Ended    6 Mths Ended
                                                   May 31, 2004    May 31, 2003
                                                   (Unaudited)     (Unaudited)

Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                             $   (194,265)   $   (193,364)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                           2,000           4,000
   Accrued interest                                      21,473          21,263
-------------------------------------------------------------------------------
                                                       (170,792)       (168,101)

Accounts receivable                                        (169)         11,307
Inventories                                               9,998           5,444
Prepaid expenses                                           (345)              0
Accounts payable and accrued
 liabilities                                            (30,084)        (11,492)
-------------------------------------------------------------------------------
Cash applied to
 operating activities                                  (191,392)       (162,842)

FINANCING ACTIVITIES
Foreign exchange on note payable                         39,739               0
Loan payable                                            217,200         142,000
Foreign exchange difference                             (46,538)              0
-------------------------------------------------------------------------------
Cash provided by
 financing activities                                   210,401         142,000
-------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                             19,009         (20,842)
CASH, beginning of period                                 9,102          35,160
-------------------------------------------------------------------------------
CASH, end of period                                $     28,111    $     14,318
===============================================================================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
-------------------------------------------------------------------------------
Income taxes paid in period                        $          0    $          0
-------------------------------------------------------------------------------




The accompanying notes form an integral part of these financial statements

ART INTERNATIONAL CORPORATION
NOTES TO FINANCIAL STATEMENTSMay 31. 2004
(IN CANADIAN DOLLARS)

1.   INCORPORATION AND NATURE OF OPERATIONS

     The Company was incorporated in Canada on January 24, 1986 under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of replications of oil paintings.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Basis of preparation of financial statements

     The un-audited statements of loss and statements of cash flow of the Company for the periods ended May 31, 2004, and May 31, 2003 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2003 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

     In the opinion of management, all adjustments necessary for a fair presentation of the financial position at May 31, 2004 and November 30, 2003 and the results of operations, cash flows and related note disclosures for the six month periods ended May 31, 2004, and May 31, 2003 have been made. The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.


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

                Equipment, Furniture and Fixtures..........20% Declining Balance

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


5.   INVENTORIES

      Inventories consist of the following:

                                        MAY 31, 2004                                    NOV 30, 2003
                       ---------------------------------------------   -----------------------------------------------

                                       Provision for                                    Provision for
                                       Obsolete and                                     Obsolete and
                           Gross        Slow-Moving          Net           Gross         Slow-Moving          Net
                           Amount       Inventories        Amount          Amount        Inventories         Amount
                       -------------   -------------   -------------   -------------    -------------    -------------
      Finished Goods   $      29,549   $           0   $      29,549   $      62,317    $     (24,870)   $      37,447
      Raw Materials            8,899               0           8,899          36,146          (25,147)          10,999
                       -------------   -------------   -------------   -------------    -------------    -------------

                       $      38,448   $           0   $      38,448          98,463    $     (50,017)   $      48,446
                       =============   =============   =============   =============    =============    =============


6.   CAPITAL ASSETS

                                                    2004                           2003
                                         ---------------------------------------------------------
                                                         ACCUMULATED     NET BOOK       NET BOOK
                                             COST        AMORTIZATION      VALUE         VALUE
                                         ---------------------------------------------------------
     Equipment, Furniture and Fixtures   $    358,821   $    338,357   $     20,464   $     22,464
                                         ============   ============   ============   ============

7.   LOANS PAYABLE - $882,900

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

                               MAY 2004                        NOV 2003
                       ---------------------------   ---------------------------

                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
                       ------------   ------------   ------------   ------------

     Principal         $    315,000   $    429,471   $    315,000   $    409,217
     Accrued Interest       256,538        349,764        237,708        308,806
                       ------------   ------------   ------------   ------------

                       $    571,538   $    779,235   $    552,708   $    718,023
                       ============   ============   ============   ============

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

          (iv) Common shares


     (B)  ISSUED

          Common Shares
                                          5.31.2004                     11.30.2003
                                   -----------------------------------------------------
                                    Number of                   Number of
                                      Shares        Amount        Shares        Amount
                                   -----------   -----------   -----------   -----------

          Balance - May 31, 2004     9,230,457   $10,517,655     3,035,457   $10,502,167
                                   ===========   ===========   ===========   ===========

          During the 2003 fiscal year, the Company had a 100 to 1 reverse stock split on common shares. In addition, 27,800 of the class "C" common shares were converted to common shares at a rate of 1 to 100. The cash consideration of $6,950 was transferred from class "C" common shares to common shares.

          During the six months ended May 31, 2004 the Company converted 61,950 class "C" common shares to 6,195,000 common shares. The cash consideration of $15,488 was transferred from class "C" common shares to common shares.


          Class C Common Shares

          The Company has issued 400,000 class C common shares. After adjusting for the above noted conversions of 27,800 and 61,950 class C common shares, the balance of 310,250 class C common shareholders representing 31,025,000 votes and therefore they control the election of its directors, and the operations of the Company.


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

          The options and warrants are allocated as follows:
                                                                NUMBER OF SHARES

                                                                      2004
                                                                   ----------
          Balance - Beginning of  period                                 --
          Add  - Options and Warrants Issued                             --
                                                                         --
                                                                         --
          Less  - Options and Warrants Expired                           --
                                                                         --

          Balance - End of period                                        --
                                                                   ==========


          During the first six months the Company issued Nil common stock options [2003 - Nil], pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years.

10.  SEGMENTED INFORMATION

     The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings.

     Operations and identifiable assets by geographic segments are as follows:




    DOMESTIC SALES - Canada          $14,720

    INTERNATIONAL EXPORT SALES:
       U.S.A                          23,430
       European Economic Community      --
       Other                           2,523
                                     -------

                                     $40,673
                                     =======

     All significant identifiable assets and amortization relate to assets situated in Canada.


11.  LEASE COMMITMENT

     Under a long-term lease expiring January 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

              FISCAL YEAR ENDING                                AMOUNT
              ------------------                               --------

                     2004....................................  $ 67,091
                     2005.....................................   71,953
                     2006....................................    75,356

     The gross rent paid in 2003 was $98,176, and the gross rent paid for the first 6 months of fiscal 2004 was $59,818.


12.  RECONCILIATION  BETWEEN  CANADIAN  AND  UNITED  STATES  GENERALLY  ACCEPTED
     ACCOUNTING PRINCIPLES

     The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles ("Canadian G.A.A.P."), which state that issue costs of the shares are treated as a reduction of capital. These principles differ in some respects from United States generally accepted accounting principles ("U.S. G.A.A.P."), which state that the issue costs of the shares of $2,047,758, are treated as an expense in the period.

     The effect of such differences on the Company's balance sheet and statement of loss is as follows:
                                      2004                            2003
                          ----------------------------    ----------------------------
                            CANADIAN          U.S.          CANADIAN          U.S.
                            G.A.A.P.        G.A.A.P.        G.A.A.P.        G.A.A.P.
                          ------------    ------------    ------------    ------------
     (A)  BALANCE SHEET:

          Share Capital
              Issued        10,595,218      12,642,976    $ 10,595,218    $ 12,642,976
                          ============    ============    ============    ============
          Accumulated
              Deficit      (24,659,768)    (26,707,526)   $(24,418,965)   $(26,466,723)
                          ============    ============    ============    ============


                                                              2004            2003
                                                          ------------    -----------

     (B)  STATEMENT OF LOSS:

          Net Loss per Common Share under U.S. G.A.A.P.   $     (0.041)   $     (.757)
                                                          ============    ============


     (C)  WEIGHTED AVERAGE NUMBER OF SHARES

          - U.S. G.A.A.P. [Note 12(e)]                       4,740,910         255,457
                                                          ============    ============


     (D)  WEIGHTED AVERAGE NUMBER OF SHARES

          - CANADIAN G.A.A.P.                                4,740,910         255,457
                                                          ============    ============


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

     (G)  STATEMENT OF CASH FLOW

          For U.S. GAAP purposes, the bad debt and inventory reserves are non-cash adjustments to net loss rather than adjustments to working capital.

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

          YEAR                       CANADIAN       U.S.       TOTAL
          ----                     ----------   ----------   ----------
          2004.................... $  924,031         --     $  924,031
          2005....................    395,462         --        395,462
          2006....................     88,687         --         88,687
          2007....................    531,742         --        531,742
          2008....................    481,938         --        481,938
          2009....................    488,555         --        488,555
          2010....................    414,879         --        414,879
                                   ----------   ----------   ----------

                                   $3,325,294   $     --     $3,325,294
                                   ==========   ==========   ==========

     There were no reportable temporary differences between income for financial statement purposes and taxable income.

     The following sets forth the differences between the provision for income taxes computed at the federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                              2004       2003
                                            --------   --------

          Provision Computed at the
          Canadian Federal and Provincial
          Statutory Income Tax Rates        $ 85,477   $ 85,080

          Less - Valuation Allowance        $ 85,477   $ 85,080
                                            --------   --------

          NET TAX BENEFIT RECOGNIZED        $   --     $   --
                                            ========   ========


14.  MAJOR CUSTOMER

     Sales to specific major customers of the Company were as follows:

                                        2004                      2003
                               -----------------------   -----------------------
                                    %       % of Accts       %        % of Accts
                                of Sales    Receivable    of Sales    Receivable
                               ----------   ----------   ----------   ----------

     SALES THROUGH TWO RETAIL
      COMPANIES  (U.S.)            55%         55%         57%        60%


15.  SUPPLEMENTAL DISCLOSURE - STATEMENT OF CASH FLOWS

     There were no interest or income tax payments made during the quarter ended May 31, 2004 [2003: interest - $ Nil; income taxes - $ Nil].

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


Sales

Artagraph Division

Sales revenues remained depressed at $40,673 and comparable to the corresponding six months in fiscal 2003 of $42,160.

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

Gross Loss

Artagraph Division

The Company reported a gross loss of $68,898 in the first six months of 2004, which was a 24% increase over the loss reported in the first quarter of 2003 of $55,630. The increase is attributable to higher rents and the timing of the Company's periodic temporary labour lay off programs. The latter resulted in more paid work hours in the first six months of 2004. Owing to the low capacity that its plant operates at and the consequent high amount of fixed costs in relation to its total revenues the Company is unable to generate gross profits at its present revenue levels.

Net Loss

Artagraph Division

The net loss in the first six months of fiscal 2004 was $194,265 as compared to $193,364 loss for the first quarter of fiscal 2003.

Liquidity and Capital Resources

Artagraph division

As of May 31, 2004, the Company had minimal cash and possessed a substantial working capital deficit. For the six months ended at May 31, 2004, the Company was able to sustain its operations primarily from a series of loan advances totaling $217,200, which loans were received from a total of 7 persons including several shareholders. As noted by our chartered accountants in their financial report for the year ended November 30, 2003 (incorporated herein by reference to the Company's Form 10-K for the year ended November 30, 2003) substantial doubt exists that the Company will be able to continue as a going concern.

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

During the first quarter shareholders owning 61,950 class C common shares converted to 6,195,000 common shares. As at May 31, 2004, the remaining issued and outstanding convertible class C common shares of 310,250 represent 31,025,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

During the six months ended May 31, 2004, the loans payable to third parties increased by approximately $217,200 from $675,700 to $892,900, which monies were utilized by the Company for working capital purposes. The current loans payable are due and payable to a total of 7 persons, including 5 persons who are shareholders as well as Michel Van Herreweghe, officer and director of the Company. The loans are repayable on demand, are non-interest bearing and are convertible into common shares of the Company at the market rate on the date of conversion. Based on the market value of the common shares at approximately $0.70 (OTCBB range US$0.25 - 1.2 prior six months) the conversion of all loans into common stock of the Company would result in dilution, as approximately 1,275,000 common shares would be issued. During the current year, the Company anticipates that it will attempt to re-negotiate the demand, non-interest bearing loans into more acceptable term notes containing stated maturity date(s) with nominal interest and a prescribed conversion based on an established market value of the common shares. No assurances can be provided that we will be able to successfully negotiate all or any substantial portion of the existing demand loans into acceptable term notes.

At May 31, 2004, the corporation reported negative working capital of $2,310,015 representing an increase from November 30 2003 of negative $229,803, which was due to increased current liabilities. The Corporation is reporting a shareholders' deficit at the quarter-end of $2,289,550 that resulted from the Corporation's on-going losses. In the first six months of fiscal 2004, operating cash flows were negative $191,392, driven by its operating losses and compared with negative $162,842 in fiscal 2003. In 2004 the additional current loan advances of $217,200 financed the shortfall of cash, and in 2003 loan advances of $141,000 financed the cash short fall.

Other events:

Pursuant to a letter of intent between the Corporation and Diamant Plastics Corp., whereby the Corporation would acquire the exclusive rights to manufacture, market and distribute a non-PVC based plastic product (Form 8-K filings dated March 11 and 23 2004, and incorporated herein by reference) the Corporation has incorporated a 100% owned subsidiary company, in Ontario Canada, called Diamant Film Inc. (herein after referred to as "Diamant Film" "Subsidiary" or collectively "Corporation"). On June 14, 2004, Diamant Film executed an exclusive Distribution Agreement ("Agreement") with Diamant Plastics Corp. for the distribution rights for Diamant Plastics' products throughout Canada; for a five (5) year term with an option for a similar renewal period, provided full and satisfactory compliance.

The Corporation continues to negotiate under the said letter of intent for the rights to manufacturing and similar rights for the United States markets. In addition, the Corporation continues to invest resources to acquire samples of the product from Diamant Plastics Corp., for the purpose of testing its application to the food packaging industry in the Canadian market. To date, the Corporation has expended approximately $30,000 in this regard.

Under the Agreement, and commencing July 1, 2004, the Subsidiary agrees to purchase the Diamant products from Diamant Plastics, subject to a minimum quarterly purchase of 100,000 pounds (approximately $310,000). The Corporation intends to fund the purchases of Diamant Products by leveraging purchase orders from major food packaging companies in the Canadian market place. Despite intensive marketing and testing efforts by the Subsidiary, in this regard, there is no certainty that the Corporation will be successful in acquiring purchase orders, or necessary working capital or be able to meet its minimum purchase commitment under the Agreement. In the event that the Corporation does not meet its minimum commitments, Diamant Plastics Corp can terminate the Agreement for cause, provided it gives the Corporation 90 days prior written notice.


Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Corporation has exposure to exchange risk from its United States dollar debt and trade liabilities. The table below summarizes the principle USD$ debt arising from its notes and trade payables. In addition the Corporation has not paid interest on its USD$ notes, which accrues annually at 10%, in the aggregate of $256,538. The total exposure to USD$ debt has increased from $559,000 to $706,000, from 1999 to 2004 respectively. The exchange rate between CAD / USD $'s has been somewhat volatile ranging from a high to low of 1.6 / 1.0 to 1.29 /
1.0 correspondingly; in the preceding fiscal year ended November 30, 2003, the Canadian dollar has strengthened significantly against the US dollar, generating the reported unrealized exchange gain of approximately $130,000. During the first six months of 2004 the Canadian dollar dropped against the US dollar, consequently the unrealized exchange gain was lowered to $82,630. Currently the Corporation's USD$ assets are negligible, its sales revenues, which are mainly USD$ have dived in recent years, resulting in only minor USD$ trade receivables. In the past five years the Corporation had a maximum trade receivable in USD$ of approximately $100,000.

-----------------------------------------------------------------------------------------------------
                                    May 31 04  Nov 30 03  Nov 30 02  Nov 30 01  Nov 30 00   Nov 30 99
                    Fixed Interest
                     10% USD Notes
                 Principle (USD $)    315,000   315,000     315,000   315,000    315,000     315,000
          Accrued Interest (USD $)    256,538   237,708     206,208   174,708    143,208     111,708
   Total US debt & unpaid interest    571,538   552,708     521,208   489,708    458,208     426,708
                US$ Trade Payables    134,282   149,823     132,750   132,750    132,750     132,750
              Total US liabilities    705,820   702,531     653,958   622,458    590,958     559,458
          Exchange Rate USD:CAD $*     1.3634     1.299       1.565     1.573      1.536       1.471
                                      962,315   912,588   1,023,444   979,002    907,711     822,907
   *Exch. Rate Increase (Decrease)       5.0%   (17.0)%      (0.0)%      2.4%       4.4%          --
-----------------------------------------------------------------------------------------------------


Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.


---------------------------------------------------------------------------------------------------------------
                                               2004        2003        2002        2001       2000        1999
           Assumed sales revenues in USD     100,000     100,000     100,000     100,000    100,000     100,000
    Canadian equivalents per $US 100,000     136,340     129,900     156,500     157,300    153,600     147,100
COGS, apprx. (annual 2.5% RM price-inc.)      50,914      49,672      48,460      47,278     46,125      45,000
                       Gross Profit (GP)      85,426      80,228     108,040     110,022    107,475     102,100
       (Loss) contribution vs highest GP     (24,596)    (29,793)     (1,982)       --       (2,547)     (7,922)
---------------------------------------------------------------------------------------------------------------

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

(a) Evaluation of disclosure control and procedures. Based on Management's evaluation as of a date within 30 days of the filing date of this Annual Report on Form 10-K, the Company's principal executive officer and principal financial officer have concluded that the designed and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

Under the situation of the discontinuance in the Ontario Courts, any future continuance of this action (in the Ontario Courts) by the same plaintiff would likely require them to post bonds to cover the Corporation's estimated legal court costs, at a minimum.

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

Item 2. Changes in Securities and Use of Proceeds

As noted in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" shareholders representing 61,950 of the class C common converted into 6,195,000 common shares. As at March 1, 2004, the remaining issued and outstanding convertible class C common shares of 310,250 represent 31,025,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

Item 3. Default Upon Senior Securities

As reported in "PART II Item 1. Legal Proceedings" herein, the Corporation is in default under its terms and conditions of the 10% Notes. As reported in the Company's Annual Report on Form 10-K for the year ended November 30, 2003, and incorporated herein by reference. The amount owed to the 10% Note holders at May 31, 2004, is reported as a current liability.

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

Item 6. Exhibits and Reports on Form 8-K

As reported and included herein by reference:

Form  8-K  --  on  March  23,  2004  "ART  International   Corporation   Defines
Revolutionary Food Stretch Film and Market"

Form  8-K  --  on  March  15,  2004  "ART  International   Corporation  Acquires
Revolutionary Food Stretch Film License".

CEO and CFO signed and executed Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached hereto the Form 10-Q.

SIGNATURES:

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ART INTERNATIONAL CORPORATION

Dated: June 16, 2004

By:    /s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




By:    /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President