Form 10-K/A
period 2003-11-30
A R T INTERNATIONAL INC
filed 2004-06-29
CIK 810269

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-K/A
                    [X ] ANNUAL REPORT PURSUANT TO SECTION 13
                 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Item 8. Financial Statements and Supplementary Data.


                                AUDITORS' REPORT

To the Shareholders of
ART International Corporation
[Formerly A.R.T. International Inc.]


We have audited the balance sheet of ART International Corporation [Formerly A.R.T. International Inc.] as at November 30, 2003 and 2002 and the statements of loss, shareholders' deficiency and cash flows for each of the years in the three-year period ended November 30, 2003, 2002 and 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, these financial statements present fairly, in all material respects, the financial position of the Company as at November 30, 2003 and 2002 and the results of its operations and its cash flows for each of the years in the three-year period ended November 30, 2003, 2002 and 2001 in accordance with Canadian generally accepted accounting principles.

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



                                                /s/ Armstrong, Szewczyk & Tobias


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