Form 10-Q
period 2004-08-31
A R T INTERNATIONAL INC
filed 2004-09-22
CIK 810269

SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended Aug 31, 2004

                         Commission File Number 0-16008
                          ART INTERNATIONAL CORPORATION
                      (formerly A.R.T. INTERNATIONAL INC.)

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

Common Shares outstanding as at Aug 31, 2004: 10,000,457.

ART INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)


ASSETS

                                           9 Months Ended        12 Months Ended
                                             Aug 31,2004           Nov.30, 2003
                                             (Unaudited)             (Audited)
                                                                      (Note 2)
--------------------------------------------------------------------------------
CURRENT ASSETS
Cash                                      $           874        $         9,102
Accounts receivable                                 2,275                  8,657
Inventory (Notes 2(a) and 5)                       34,448                 48,446
Prepaid expenses and deposits                      10,375                 10,375
--------------------------------------------------------------------------------
                                                   47,972                 76,580

CAPITAL ASSETS (Note 6)                            17,964                 22,464

Patents                                         3,931,051              3,931,051
Less: Accumulated amortization                  3,931,050              3,931,050
--------------------------------------------------------------------------------
                                                        1                      1


TOTAL ASSETS                              $        65,937        $        99,045
================================================================================





























  The accompanying notes form an integral part of these financial statements.

ART INTERNATIONAL CORPORATION
CONSOLIDATED BALANCE SHEETS
(IN CANADIAN DOLLARS)


LIABILITIES AND STOCKHOLDERS' DEFICIT


                                         9 Months Ended         12 Months Ended
                                           Aug 31,2004            Nov.30, 2003
                                           (Unaudited)              (Audited)
                                                                     (Note 2)
-------------------------------------------------------------------------------
CURRENT LIABILITIES
Accounts payable and
 accrued liabilities                    $       723,553         $       754,069
Loans payable (Note 7)                          993,400                 675,700
Notes payable (Note 8)                          763,260                 718,023
-------------------------------------------------------------------------------
                                              2,480,213               2,147,792
-------------------------------------------------------------------------------
TOTAL LIABILITIES                             2,480,213               2,147,792
CAPITAL STOCK (Note 9)
Class C Common                                   75,638                  93,051
Common shares                                10,519,580              10,502,167
-------------------------------------------------------------------------------
                                             10,595,218              10,595,218
CONTRIBUTED SURPLUS                          11,775,000              11,775,000
DEFICIT                                     (24,784,494)            (24,418,965)
-------------------------------------------------------------------------------
                                             (2,414,276)             (2,048,747)
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                  $        65,937         $        99,045
===============================================================================




















The accompanying notes form an integral part of these financial statements.



ART INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF ACCUMULATED DEFICIT
(IN CANADIAN DOLLARS)



                                                    CLASS "C"                                      CUMULATIVE
                                     COMMON          COMMON        CONTRIBUTED     TRANSLATION    SHAREHOLDERS'
                                     SHARES          SHARES          SURPLUS         ACCOUNT         DEFICIT
                                  -------------   -------------   -------------   -------------   -------------
BALANCE AT NOVEMBER 30, 2000      $   9,517,875   $     100,001   $  11,775,000   $        --     $  22,324,537

ADD - Shares Issued                     470,000            --              --              --              --
     - Stock Dividend                   507,342            --              --              --              --
     - Net Loss                            --              --              --              --         1,303,823
     - Dividend                            --              --              --              --              --
                                  -------------   -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2001         10,495,217         100,001      11,775,000            --        23,628,360

ADD  - Net Loss                            --              --              --              --           499,279
                                  -------------   -------------   -------------   -------------   -------------

BALANCE AT NOVEMBER 30, 2002         10,495,217         100,001      11,775,000            --        24,127,639

ADD  - Conversion                         6,950            --              --              --              --
     - Net Loss                            --              --              --              --           420,494
                                  -------------   -------------   -------------   -------------   -------------
                                     10,502,167         100,001      11,775,000            --        24,548,133
LESS - Conversion                          --             6,950            --              --              --
     - Unrealized exchange gain            --              --              --           129,168         129,168
                                  -------------   -------------   -------------   -------------   -------------
BALANCE AT NOVEMBER 30, 2003      $  10,502,167   $      93,051   $  11,775,000   $     129,168   $  24,418,965

ADD  - Net Loss - Aug. 31, 2004            --              --              --              --           351,154
     - Conversion                        17,413            --              --              --              --
LESS - Conversion                          --            17,413            --              --              --
     - Unrealized exchange loss            --              --              --            14,375          14,375
                                  -------------   -------------   -------------   -------------   -------------

BALANCE AT AUG 31, 2004           $  10,519,580   $      75,638   $  11,775,000   $     114,793   $  24,784,494
                                  =============   =============   =============   =============   =============














  The accompanying notes form an integral part of these financial statements.


ART INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF LOSS
(IN CANADIAN DOLLARS)


                             3 Mths Ended   3 Mths Ended   9 Mths Ended   9 Mths ended
                             Aug 31, 2004   Aug 31,2003    Aug 31, 2004   Aug 31, 2003
                              (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
--------------------------------------------------------------------------------------

 SALES                       $      8,565   $     24,038   $     49,238   $     66,333
 COST OF GOODS SOLD                52,028         60,273        161,600        158,036
--------------------------------------------------------------------------------------
 GROSS LOSS                        43,463         36,235        112,362         91,703
 OPERATING EXPENSES
 Selling general
  & administrative                100,549         62,308        199,158        191,578
--------------------------------------------------------------------------------------

 Operating loss                   144,012         98,543        311,520        286,051

 OTHER EXPENSES
 Amortization                       2,500          2,000          4,500          6,000
 Note interest                     10,375         11,025         31,849         33,076
 Exchange Loss                          0              0          3,285              0
 Other expenses                         0              0              0            430
--------------------------------------------------------------------------------------
TOTAL OTHER EXPENSES               12,875         13,025         39,634         39,506
--------------------------------------------------------------------------------------
NET LOSS                     $    156,887   $    111,568   $    351,154   $    325,557
======================================================================================

 NET LOSS PER COMMON SHARE   $      0.017   $       0.44   $      0.038   $       1.27
--------------------------------------------------------------------------------------

 WEIGHTED AVE.NUMBER
  OF COMMON SHARES              9,153,705        255,457      9,153,705        255,457
--------------------------------------------------------------------------------------



















   The accompanying notes form an integral part of these financial statements


ART INTERNATIONAL CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOW
(IN CANADIAN DOLLARS)


                                                   9 Mths Ended    9 Mths Ended
                                                   Aug 31, 2004    Aug 31, 2003
                                                    (Unaudited)     (Unaudited)
-------------------------------------------------------------------------------
Cash was provided by (applied to):
OPERATING ACTIVITIES
   Net loss for period                             $   (351,154)   $   (325,557)
   Add: Items not requiring an
   outlay of cash
   Depreciation                                           4,500           6,000
   Accrued interest                                      31,849          33,076
-------------------------------------------------------------------------------
                                                       (314,805)       (286,481)

Accounts receivable                                       6,382           7,308
Inventories - current & long-term                        13,998               0
Accounts payable and accrued
 liabilities                                            (30,516)         19,789
-------------------------------------------------------------------------------
Cash provided by (used by)
 operating activities                                  (324,941)       (259,384)

INVESTMENT ACTIVITIES
Disposition/(investment)                                      0         (10,000)
Acquisition of capital assets                                 0               0
-------------------------------------------------------------------------------
Cash provided by (used by)
 investment activities                                        0         (10,000)

FINANCING ACTIVITIES
Loan payable                                            317,700         239,203
Exchange, notes payable                                  13,388               0
Unrealized foreign exchange                             (14,375)              0
-------------------------------------------------------------------------------
Cash provided by (used by)
 financing activities                                   316,713         239,203
-------------------------------------------------------------------------------

INCREASE /(DECREASE) IN CASH                             (8,228)        (30,181)
CASH, beginning of period                                 9,102          35,160
-------------------------------------------------------------------------------
CASH, end of period                                $        874    $      4,979
===============================================================================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Interest paid in period                            $          0    $          0
-------------------------------------------------------------------------------
Income taxes paid in period                        $          0    $          0
-------------------------------------------------------------------------------






   The accompanying notes form an integral part of these financial statements

ART INTERNATIONAL CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Aug 31, 2004
(IN CANADIAN DOLLARS)

1.   INCORPORATION AND OPERATIONS

The Company was incorporated in Canada on January 24, 1986, under The Ontario Business Corporations Act. The Company's primary business is the production, distribution and marketing of fine art reproductions.

Effective  June  16,  2003,  the   Corporation   changed  is  name  from  A.R.T.
International Inc. to ART International Corporation.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

(A) Basis of preparation of consolidated financial statements

The consolidated financial statements include those of the Corporation's and its wholly owed subsidiary, Diamant Film Inc. ("Diamant"). The Corporation incorporated Diamant April 22, 2004, and Diamant commenced operations in July 2004. The results of its operations are included herein.

The un-audited consolidated statements of loss and consolidated statements of cash flow of the Company for the nine-month periods ended Aug 31, 2004, and Aug 31, 2003 have been prepared in accordance with Canadian generally accepted accounting principles (GAAP) applied on a consistent basis. The balance sheet at November 30, 2003 has been prepared from the audited financial statements at that date but does not include all the information and footnotes required by GAAP for complete financial statements.

In the opinion of the Company's management, the accompanying consolidated financial statements contain the material adjustments, necessary to present fairly the financial consolidated balance sheets of the Company at Aug 31, 2004, and the balance sheet at November 30, 2003, and the results of their loss and cash flow for the periods ended Aug 31, 2004, and Aug 31, 2003, and, should be read in conjunction with the audited financial statements for the year ended November 30, 2003. All such adjustments are of a normal recurring nature. Interim period results are not necessarily indicative of the results to be achieved for the full fiscal year.

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

(E) Fair Valaue

The carrying amounts of all financial instruments approximate their respective fair values at year end. The recorded amounts of other financial instruments in these financial statements approximate their fair values.

(F) Foreign Currency Translation

These consolidated financial statements are presented in Canadian dollars.

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

(H) Translations of Foreign Currencies

These financial statements are presented in Canadian dollars.

Under Canadian generally accepted accounting principles, the translation gains or losses arising on translation of long-term monetary items are deferred and amortized over the lives of the related monetary item

(I) Management Representations

In the opinion of management, all adjustments necessary for a fair presentation of the financial position at Aug 31, 2004 and November 30, 2003 and the results of operations, changes in financial position and related note disclosures for the period ended Aug 31, 2004 and 2003 have been made. The preparation of financial statements in conformity with Canadian generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the reported amounts of revenues end expenses during the period. Actual results could differ from these estimates.


3. GOING CONCERN

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


5. INVENTORIES

Inventories consist of the following:

                                  AUG 31, 2004                                     NOV 30, 2003
                 ---------------------------------------------   -----------------------------------------------


                                 Provision for                                    Provision for
                                  Obsolete and                                     Obsolete and
                    Gross         Slow-Moving         Net           Gross          Slow-Moving          Net
                    Amount        Inventories        Amount         Amount         Inventories         Amount
                 -------------   -------------   -------------   -------------    -------------    -------------

Finished Goods   $      26,449   $           0   $      26,449   $      62,317    $     (24,870)   $      37,447
Raw Materials            7,999               0           7,999          36,146          (25,147)          10,999
                 -------------   -------------   -------------   -------------    -------------    -------------

                 $      34,448   $           0   $      34,448          98,463    $     (50,017)   $      48,446
                 =============   =============   =============   =============    =============    =============



6. CAPITAL ASSETS


                                                   ACCUMULATED      NET BOOK       NET BOOK
                                        COST       AMORTIZATION       VALUE          VALUE
                                    ---------------------------------------------------------
Equipment, Furniture and Fixtures   $    356,821   $    338,857   $     17,964   $     24,464
                                    ============   ============   ============   ============


7. LOANS PAYABLE - $993,400

Loans are unsecured, repayable on demand, non-interest bearing and convertible into common shares of the Company at the market price per share on the date of conversion. These loans are payable to seven {7} parties, of which five {5} are shareholders of the Company and represent more than 50% of the loan.


8. NOTES PAYABLE

The notes payable bear interest at 10% and are secured by a general security agreement over all the assets of the Company.

                                 AUG 2004                           NOV 2003
                       ---------------------------   ---------------------------

                       U.S. Dollars   Cdn. Dollars   U.S. Dollars   Cdn. Dollars
                       ------------   ------------   ------------   ------------
Principal              $    315,000   $    414,950   $    315,000   $    409,217
Accrued Interest            264,413        348,310        237,708        308,806
                       ---------------------------------------------------------

                       $    579,413   $    763,260   $    552,708   $    718,023
                       =========================================================

The Corporation is in default under the terms of the Notes for failure to pay interest and repay principal. Notwithstanding, the Note holders have not placed formal demand on the Corporation to meet its obligations. Under the terms of the security instrument, attached to the Note, the holders could demand payment (of all monies owed to them), and or, petition the courts to place the Company into receivership proceedings. The Company has received no notices from the Note holders.

Owing to the above noted default, the obligations of the Corporation are reported as a current liability.


9. CAPITAL STOCK

(a) Authorized

The Company is authorized by its Articles of Incorporation to issue an unlimited number, except where noted, of the following classes of shares:

(i) Class "A" preference shares

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

The directors have authorized 875,000 class "A" preference shares, series 1, each of which is convertible into 0.048 common shares. All the 875,000 class A series 1 preference shares were issued and fully converted into common shares in fiscal 2000.

The directors have authorized an unlimited number of class "A" preference shares, series 2, each of which is convertible into 0.24 common shares. All issued class A series 2 preference shares were converted into common shares in fiscal 2000.

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

(b) Capital stock.

                                                  COMMON SHARES
                              -----------------------------------------------------
                                       AUG 2004                    NOV 2003
                              -------------------------   -------------------------
                               Number of                   Number of
                                Shares        Amount        Shares        Amount
                              -----------   -----------   -----------   -----------
Balance - Beginning of Year    10,000,457   $10,519,580     3,635,457   $10,502,167
                              =====================================================

During the 2003 fiscal year, the Company had a 100 to 1 reverse stock split on common shares. In addition, 27,800 of the class "C" common shares were converted to common shares at a rate of 1 to 100. The cash consideration of $6,950 was transferred from class "C" common shares to common shares.

During the nine months ended August 31, 2004 the Company converted 69,650 class "C" common shares to 6,965,000 common shares. The cash consideration of $17,413 was transferred from class "C" common shares to common shares.


Class C Common Shares

The Company had initially issued 400,000 class C common shares. After adjusting for the conversions of 27,800 and 69,650 class C common shares, the balance of 302,550 class C common shareholders represents 30,255,000 votes, and therefore, the class C common share holders control the Company, the election of its directors, and the operations of the Company.


(c) Stock Options to Purchase Common Shares

                                                 2004
                                          -----------
Balance - Beginning of Year                         0
Add - Options and Issued                            0
                                          -----------
                                                    0
Less - Options and Expired                          0
                                          -----------
Balance - End of Year                               0
                                          -----------

During the nine months ended August 31, 2004, the Company issued Nil common stock options [2003 - Nil], pursuant to an option plan approved by the shareholders in July, 1998. The stock options provide for the granting of options to directors, officers and employees of the Company, subject to a maximum limit of ten {10} percent of the total common shares issued and outstanding at the date of the issuance of the stock options. No stock option may be granted with a term exceeding ten years.


10. SEGMENTED INFORMATION

The Company operates in one business segment, the production, distribution and marketing of replications of oil paintings. Operations and identifiable assets by geographic segments are as follows, respectively:

      Canada                              $    18,025
      U.S.A                                    28,690
      Other                                     2,523
                                          -----------
                                          $    40,673
                                          ===========

All significant identifiable assets and amortization relate to assets situated in Canada.


10. COMMITMENTS

Lease obligations - Under a long-term lease expiring January 31, 2006, the Company is obligated for minimum future lease payments, net of occupancy costs, for office, showroom and factory premises as follows:

              2005............................................        71,953
              2006............................................        75,356

The gross rent paid in 2003 was $98,176, and the gross rent paid for the first 9 months of fiscal 2004 was $90,213.

11. RECONCILIATION BETWEEN CANADIAN AND UNITED STATES GENERALLY ACCEPTED ACCOUNTING PRINCIPLES

The financial statements of the Company are prepared in accordance with Canadian generally accepted accounting principles (Canadian GAAP). These principles differ in some respects from United States generally accepted accounting principles (U.S. GAAP) which state that the issue costs of the shares of $2,047,758, are treated as an expense in the period.

The effect of such differences on the Company's balance sheet and statement of loss is as follows:

(a) Balance sheet:

                              Aug 31, 2004               November 30, 2003
                       --------------------------    --------------------------
                         Canadian         U.S.         Canadian         U.S.
                           GAAP           GAAP           GAAP           GAAP
                       -----------    -----------    -----------    -----------
                            $              $              $              $

Capital stock issued    10,595,218     12,642,976     10,595,218     12,642,976
                       -----------    -----------    -----------    -----------

Accumulated Deficit    (24,784,494)   (26,832,252)   (24,418,965)   (26,466,723)
                       -----------    -----------    -----------    -----------

(b) Statement of Loss:

                                   Aug 31, 2004             Aug 31, 2003
                                   ------------             ------------

Net loss under Canadian
 & U.S. GAAP                            351,154             $    325,557
Net loss per common
 share under
U.S. & Canadian GAAP                       .038             $       1.27
Weighted average number
of shares U.S. & Cdn GAAP             9,153,705                  255,457

(c) The Financial Accounting Standards Board {FAS 128} requires that for U.S. G.A.A.P. purposes the Company follow the "Treasury Stock Method" in determining the weighted average number of shares. This method could result in a difference in the weighted average number of shares as determined in accordance with Canadian G.A.A.P.

(d) For U.S. G.A.A.P. purposes the "Treasury Stock Method" increases the weighted average number of shares by a factor which takes into consideration the number of stock options outstanding, the exercise price of these stock options and the quoted market price for the Company's shares. No similar calculation is required under Canadian G.A.A.P. to determine the weighed average number of shares.

As the Company is in a loss position, the weighted average number of shares for U.S. G.A.A.P. purposes does not take into account the potential conversion of the class C common shares, as the effect would be anti-dilutive.

(e) EARNINGS PER SHARE

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

  Year            Canadian             U.S.               Total
-----------------------------------------------------------------
2004                924,031                  0            924,031
2005                395,462                  0            395,462
2006                 88,687                  0             88,687
2007                531,742                  0            531,742
2008                481,938                  0            481,938
2009                488,555                  0            488,555
2010                414,879                  0            414,879
-----------------------------------------------------------------

                 $3,325,294         $        0         $3,325,294
-----------------------------------------------------------------

There were no reportable temporary differences between income for financial statement purposes and taxable income.

The following sets forth the differences between the provision for income taxes computed at the federal statutory income tax rate of 35% and that reported for financial statement purposes:

                                           2004         2003
                                        ----------   ----------

      Provision Computed at the
      Canadian Federal and Provincial
      Statutory Income Tax Rates        $  122,904   $  113,945

      Less - Valuation Allowance        $  122,904   $  113,945
                                        ----------   ----------

      NET TAX BENEFIT RECOGNIZED        $     --     $     --
                                        ==========   ==========


14. RECLASSIFICATION

Certain figures with respect to the nine-month period ended Aug 31, 2003 have been reclassified to conform with the presentation adopted for the nine-month period ended Aug 31, 2004.

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

In  this  Report,   "Company",   "ART",  "we",  "us"  and  "our"  refer  to  ART
INTERNATIONAL CORPORATION, unless the context otherwise dictates.



Sales

Artagraph Division

Sales revenues remained depressed at $49,238 and compared unfavourably to the prior fiscal year's revenues of $66,333. The shortfall is directly attributable to the declines in the third quarter as sales revenues fell from $24,038 in fiscal 2003 to $8,568 in fiscal 2004. The decline in third quarter revenues is because of lower sales volumes; sales prices have remained fixed for the last five years.

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

The Corporation's newly formed subsidiary had no sales revenues. The subsidiary is in a start-up phase and is running per-operational and marketing studies and providing potential customers with samples.

Gross Profit

Artagraph Division

The Company reported a gross loss of $112,362 for nine months of fiscal 2004, which is higher than the gross loss of $91,703 from the comparable fiscal period in 2003. The increase in the loss is attributable to the lower revenues as COGS remained fairly even.

The third quarter gross loss was $43,463 was higher than fiscal 2003 of $36,235, as the lower revenues in the current quarter were partially offset by lower COGS. The Company's gross margin remained depressed owing to the low capacity that its plant operates at and the consequent high level of fixed costs in relation to its total revenues.


Net Loss

Artagraph Division

The net loss in the nine months of fiscal 2004 was $351,154 as compared to $325,557 loss for the nine months of fiscal 2003.

While the regular corporate running costs were lower, including selling, general and administration expenses than the prior fiscal year's, the newly formed subsidiary incurred approximately $50,000 in start-up costs. As reported on the selling, general and administrative line item in the Corporation's consolidated statement of loss, these expenses were approximately $40,000 higher in the fiscal 2004 period than the comparable quarter in the prior fiscal year.

Liquidity and Capital Resources

Artagraph division

As of August 31, 2004, the Company had minimal cash and possessed a substantial working capital deficit. For the nine months ended at August 31, 2004, the Company was able to sustain its operations primarily from a series of loan advances totaling $317,700, which loans were received from a total of 7 persons including several shareholders. As noted by our chartered accountants in their financial report for the year ended November 30, 2003 (incorporated herein by reference to the Company's Form 10-K for the year ended November 30, 2003) substantial doubt exists that the Company will be able to continue as a going concern.

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

During the nine months ended August 31, 2004, shareholders owning 69,650 class C common shares converted to 6,965,000 common shares. As at August 31, 2004, the remaining issued and outstanding convertible class C common shares of 302,550 represent 30,255,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

During the nine months ended August 31, 2004, the loans payable to third parties increased by approximately $317,700 from $675,700 to $993,400, which monies were utilized by the Company for working capital purposes and start-up costs for its new subsidiary. The current loans payable are due and payable to a total of 7 persons, including 5 persons who are shareholders as well as Michel Van Herreweghe, officer and director of the Company. The loans are repayable on demand, are non-interest bearing and are convertible into common shares of the Company at the market rate on the date of conversion. Based on the market value of the common shares at approximately $0.70 (OTCBB range US$0.25 - 1.2 prior 12 months) the conversion of all loans into common stock of the Company would result in dilution, as approximately 1,420,000 common shares would be issued. During the current year, the Company anticipates that it will attempt to re-negotiate the demand, non-interest bearing loans into more acceptable term notes containing stated maturity date(s) with nominal interest and a prescribed conversion based on an established market value of the common shares. No assurances can be provided that we will be able to successfully negotiate all or any substantial portion of the existing demand loans into acceptable term notes.

At August 31, 2004, the corporation reported negative working capital of $2,432,241 representing an increase from November 30 2003 of negative $361,029 which was due to increased current liabilities. The Corporation is reporting a shareholders' deficit at the quarter-end of $2,414,276 that resulted from the

Corporation's on-going losses. In the first nine months of fiscal 2004, operating cash flows were negative $324,941, driven by its operating losses and compared with negative $259,384 in fiscal 2003. In 2004 the additional current loan advances of $317,700 financed the shortfall of cash, and in 2003 loan advances of $239,000 financed that cash short fall.

Other events:

Newly formed, wholly owned subsidiary, Diamant Film Inc. and related business during start-up.

Diamant Film Inc. was incorporated April 22, 2004, under the Corporations Act of Ontario. It is a wholly owned subsidiary of ART. Authorized share capital is an unlimited number of common shares without nominal or par value and an unlimited number of special shares without nominal or par value. Issued capital is 100 common shares for $1, which ART owns. Directors of the subsidiary are: Stefan
Gudmundsson, director and president, and Michel van Herreweghe, director and secretary/treasurer. Diamant was formed to pursue opportunities in the clear film plastic packaging markets, including film wrapping for meat products running on automated food packaging lines. It offers an alternative to the PVC-based cling-film wrap; consequently being non-PVC based, it is considered environmentally responsive.

Pursuant to a letter of intent between the Corporation and Diamant Plastics Corp., whereby the Corporation would acquire the exclusive rights to manufacture, market and distribute a non-PVC based plastic product (Form 8-K filings dated March 11 and 23 2004, and incorporated herein by reference) the Corporation incorporated a 100% owned subsidiary company, in Ontario Canada, called Diamant Film Inc. (herein after referred to as "Diamant Film" "Subsidiary" or collectively "Corporation"). On June 14, 2004, Diamant Film executed an exclusive Distribution Agreement ("Agreement") with Diamant Plastics Corp. for the distribution rights for Diamant Plastics' products throughout Canada; for a five (5) year term with an option for a similar renewal period, provided full and satisfactory compliance.

The Corporation continues to negotiate under the said letter of intent for the rights to manufacturing and similar rights for the United States markets. In addition, the Corporation continues to invest resources to acquire samples of the product from Diamant Plastics Corp., for testing its application to the food packaging industry in the Canadian market. To date, the Corporation has expended approximately $70,000 in this regard.

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


Subsequent Event - Conversion of class C common shares to common

Effective September 7, 2004, holders of 116,200 class C common shares converted to 11,620,000 common shares.



Item 3. Quantitative and Qualitative Disclosures About Market Risk


The Corporation has increasing  exposure to exchange risk from its United States dollar debt. The table below summarizes the principle USD$ debt arising from its notes and trade payables.  In addition the Corporation has not paid any interest on its USD$ notes,  which  accrues  annually at 10%. The total  exposure to USD$
debt has increased  from $559,000 to $714,000,  from 1999 to 2004  respectively.
The exchange rate between CAD / USD $'s has been somewhat  volatile ranging from a high  to low of 1.6 / 1.0 to 1.29 / 1.0  correspondingly;  in the  year  ended
November 30, 2003, the Canadian dollar has strengthened significantly generating
an  unrealized   exchange  gain  of   approximately   $100,000.   Currently  the
Corporation's USD$ assets are negligible,  its sales revenues,  which are mainly
USD$ have dived in recent years, resulting in only minor USD$ trade receivables.
In the past five years the Corporation had a maximum trade receivable in USD$ of approximately 100,000.

-------------------------------------------------------------------------------------------------------------------------
                                        Aug 30 04     Nov 30 03      Nov 30 02      Nov 30 01     Nov 30 00     Nov 30 99
-------------------------------------------------------------------------------------------------------------------------
Fixed Interest
-------------------------------------------------------------------------------------------------------------------------
 10% USD Notes
-------------------------------------------------------------------------------------------------------------------------
    Principle (USD $)                     315,000       315,000        315,000        315,000       315,000       315,000
-------------------------------------------------------------------------------------------------------------------------
    Accrued Interest (USD $)              264,413       237,708        206,208        174,708       143,208       111,708
-------------------------------------------------------------------------------------------------------------------------
                           Sub-total      552,708       521,208        489,708        458,208       426,708
-------------------------------------------------------------------------------------------------------------------------
    US$ Trade Payables                    134,256       149,823        132,750        132,750       132,750       132,750
-------------------------------------------------------------------------------------------------------------------------
               Total US$ liabilities      713,669       702,531        653,958        622,458       590,958       559,458
-------------------------------------------------------------------------------------------------------------------------
 Exchange Rate USD:CAD $*                  1.3105         1.299         1.5650         1.5728        1.5360        1.4709
-------------------------------------------------------------------------------------------------------------------------
                                          935,263       912,588      1,023,444        979,002       907,711       822,907
-------------------------------------------------------------------------------------------------------------------------
*Exch. Rate Increase (Decrease)               0.9%        (17.0)%         (0.0)%          2.4%          4.4%         --
-------------------------------------------------------------------------------------------------------------------------


Conversely, a strengthening Canadian dollar has a detrimental impact on the Corporation's profitability. The table below illustrates the impact based on the previous tables actual exchange rates.

-------------------------------------------------------------------------------------------------------------
                                                        2003        2002        2001       2000        1999
-------------------------------------------------------------------------------------------------------------
Assumed sales revenues in USD$                         100,000     100,000     100,000    100,000     100,000
-------------------------------------------------------------------------------------------------------------
Canadian equivalents                                   129,900     156,500     157,800    153,600     147,090
-------------------------------------------------------------------------------------------------------------
COGS, approximately (annual 2.5% RM price increase)     49,672      48,460      47,278     46,125      45,000
-------------------------------------------------------------------------------------------------------------
Gross Profit (GP)                                       80,228     108,040     110,522    107,475     102,090
-------------------------------------------------------------------------------------------------------------
(Loss) contribution vs highest GP                      (29,793)     (2,482)          0     (3,047)     (8,432)
-------------------------------------------------------------------------------------------------------------


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

(a) Evaluation of disclosure control and procedures. Based on Management's evaluation as of a date within 30 days of the filing date of the Annual Report on Form 10-K, dated November 30,2003,the Company's principal executive officer and principal financial officer have concluded that the designed and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) are effective to ensure that information required to be disclosed by the Company in its reports filed and submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to the Company's management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

(b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation, nor were there been any corrective actions with regard to significant deficiencies or material weaknesses.


PART II

Item 1. Legal Proceedings

While the Company is not currently involved as defendant in any litigation, in the last four years certain 10% Note Holders have commenced litigations in two jurisdictions. The underlying default, that the Company has failed to make payments of principal or interest, remains ongoing and therefore the very real possibility exists that one or more of the Note holders may commence action against the Company, including the petitioning of the Corporation into bankruptcy. Developments in the last three years are summarized below.

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

Item 2. Changes in Securities and Use of Proceeds

As noted in "Management's Discussion and Analysis of Financial Conditions and Results of Operations - Liquidity and Capital Resources" shareholders representing 69,650 of the class C common converted into 6,965,000 common shares. As at September 1, 2004, the remaining issued and outstanding convertible class C common shares of 302,550 represent 30,255,000 new common shares or votes; therefore the class C common shareholders have control of the Company in aggregate, including the power to appoint its Board of Directors and control the Company's operations. The class C common shares are not listed.

Item 3. Default Upon Senior Securities

As reported in "PART II Item 1. Legal Proceedings" herein, the Corporation is in default under its terms and conditions of the 10% Notes. As reported in the Company's Annual Report on Form 10-K for the year ended November 30, 2003, and incorporated herein by reference. The amount owed to the 10% Note holders at August 31, 2004, is reported as a current liability.

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

Item 6. Exhibits and Reports on Form 8-K

As reported and included herein by reference:

Form  8-K  --  on  March  23,  2004  "ART  International   Corporation   Defines
Revolutionary Food Stretch Film and Market"

Form  8-K  --  on  March  15,  2004  "ART  International   Corporation  Acquires
Revolutionary Food Stretch Film License".

CEO and CFO signed and executed Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 attached hereto the Form 10-Q/A.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: September 16, 2004

ART INTERNATIONAL CORPORATION


 /s/ Michel van Herreweghe
-------------------------------------
By: Michel van Herreweghe
Chairman




 /s/ Simon Meredith
-------------------------------------
By: Simon Meredith
President